Form 10-Q
period 1996-09-30
ACNIELSEN CORP
filed 1996-11-22
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------       -------------------

                        Commission file number 001-12277


                              ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   06-1454128
-----------------------------------------   -----------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

    177 Broad Street, Stamford, CT                         06901
-----------------------------------------   -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (203) 961-3000
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No  X
                                                   ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                         Shares Outstanding
        Title of Class                                   at November 1, 1996
        --------------                                   -------------------
         Common Stock,
   par value $.01 per share                                  57,019,180

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                           PAGE
-----------------------------                                           ----
Item 1. Financial Statements

Condensed Combined Statements of Income (Unaudited)
      Three Months Ended September 30, 1996 and 1995                      3
      Nine Months Ended September 30, 1996 and 1995                       4

Condensed Combined Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1996 and 1995                       5

Condensed Combined Statements of Financial Position (Unaudited)
      September 30, 1996 and December 31, 1995                            6

Notes to Condensed Combined Financial Statements (Unaudited)              7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9



PART II.  OTHER INFORMATION
---------------------------
Item 6. Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                13
----------



PART I. FINANCIAL INFORMATION
-----------------------------
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except per share amounts)

                                                                                                    Three Months Ended
                                                                                                       September 30
                                                                                     ----------------------------------------------

                                                                                                    1996                      1995
                                                                                       ------------------        ------------------
Operating Revenue                                                                                 $346.7                    $321.2

Operating Costs                                                                                    208.6                     222.9

Selling and Administrative Expenses                                                                122.9                     122.7
                                                                                       ------------------          ----------------

Operating Income (Loss)                                                                             15.2                     (24.4)

Interest Income                                                                                      2.3                       2.2
Interest (Expense)                                                                                  (1.4)                     (5.5)
Other (Expense) - Net                                                                               (0.1)                     (3.9)
                                                                                       ------------------          ----------------
Non-Operating Income (Expense) - Net                                                                 0.8                      (7.2)

Income (Loss) Before Income Tax Benefit (Provision)                                                 16.0                     (31.6)

Income Tax Benefit (Provision)                                                                       5.9                      (1.5)
                                                                                       ------------------          ----------------

Net Income (Loss)                                                                                  $21.9                    $(33.1)
                                                                                       ==================          ================


Pro Forma Earnings (Loss) Per Share of Common Stock                                                $0.39                    $(0.59)
                                                                                       ==================          ================

Pro Forma Average Number of Shares Outstanding                                                      56.7                      56.5





See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).




ACNIELSEN CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except per share amounts)

                                                                                                     Nine Months Ended
                                                                                                       September 30
                                                                                       --------------------------------------------

                                                                                                    1996                      1995
                                                                                       ------------------          ----------------
Operating Revenue                                                                                 $991.0                    $932.4

Operating Costs                                                                                    607.5                     606.5

Selling and Administrative Expenses                                                                376.0                     361.3
                                                                                       ------------------          ----------------

Operating Income (Loss)                                                                              7.5                     (35.4)

Interest Income                                                                                      5.6                       7.0
Interest (Expense)                                                                                  (4.0)                    (12.7)
Other (Expense) - Net                                                                               (0.6)                     (4.6)
                                                                                       ------------------          ----------------
Non-Operating Income (Expense) - Net                                                                 1.0                     (10.3)

Income (Loss) Before Income Tax Provision                                                            8.5                     (45.7)

Income Tax Provision                                                                                (4.1)                    (24.2)
                                                                                       ------------------          ----------------

Net Income (Loss)                                                                                   $4.4                    $(69.9)
                                                                                       ==================          ================


Pro Forma Earnings (Loss) Per Share of Common Stock                                                $0.08                    $(1.24)
                                                                                       ==================          ================

Pro Forma Average Number of Shares Outstanding                                                      56.6                      56.5








See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).





ACNielsen Corporation
Condensed Combined Statements of Cash Flows (Unaudited)
(Dollar amounts in millions)
                                                                                                     Nine Months Ended
                                                                                                       September 30
                                                                                        --------------------------------------------

                                                                                                      1996                    1995
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                                                     $4.4                  $(69.9)
Reconciliation of Net Income (Loss)  to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                     70.4                    89.3
    Restructuring Payments                                                                            (0.3)                   (6.3)
    Postemployment Benefits Expense                                                                    2.3                    35.0
    Postemployment Benefit Payments                                                                  (16.9)                  (32.5)
    Payments Related to 1995 Non-recurring Charge                                                    (22.4)                    0.0
    Net Increase in Accounts Receivable                                                              (11.8)                  (35.0)
    Non-U.S. Income Taxes Paid - Net of refunds                                                      (36.6)                  (17.0)
    Deferred Income Taxes                                                                              5.6                     0.5
    Net Changes in Other Working Capital Items                                                         5.8                    15.2
    Other                                                                                              1.5                     1.6
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided/(Used) by Operating Activities                                                       2.0                   (19.1)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payments for Marketable Securities                                                                    (2.9)                   (2.0)
Payments for Acquisition of Businesses                                                                 0.0                   (11.5)
Capital Expenditures                                                                                 (45.0)                  (66.0)
Additions to Computer Software                                                                       (16.8)                  (12.0)
Decrease in Other Investments and Notes Receivable                                                     0.4                     1.1
Other                                                                                                (17.2)                   (6.1)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                                (81.5)                  (96.5)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net Amount Received from The Dun & Bradstreet Corporation                                            217.5                   135.5
Other                                                                                                  8.4                     6.0
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                            225.9                   141.5
------------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                          (0.6)                    2.1
------------------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                                145.8                    28.0
Cash and Cash Equivalents, Beginning of Year                                                          89.6                    85.0
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                            $235.4                  $113.0
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                              $3.9                    $2.5

See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).







ACNIELSEN CORPORATION
Condensed Combined Statements of Financial Position (Unaudited)
(Amounts in millions)

----------------------------------------------------------------------------------------------------------------------

                                                                                  September 30            December 31
                                                                                          1996                   1995
----------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
Cash and Cash Equivalents (Note 3)                                                     $235.4                   $89.6
Accounts Receivable-Net                                                                 284.1                   273.0
Other Current Assets                                                                     58.7                    43.8
                                                                                   -----------             -----------
       Total Current Assets                                                             578.2                   406.4
----------------------------------------------------------------------------------------------------------------------
Marketable Securities and Other Investments                                              43.8                    41.7
Property, Plant and Equipment-Net                                                       188.3                   189.5
----------------------------------------------------------------------------------------------------------------------
Other Assets-Net
Deferred Charges                                                                         64.1                    68.0
Computer Software                                                                        32.3                    22.7
Other Intangibles                                                                        31.1                    33.1
Goodwill                                                                                201.4                   208.5
                                                                                   -----------             -----------
       Total Other Assets-Net                                                           328.9                   332.3
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $1,139.2                  $969.9
----------------------------------------------------------------------------------------------------------------------

Liabilities and Divisional Equity

Current Liabilities
Accounts  Payable                                                                       $79.8                   $89.1
Short-term Debt                                                                          39.1                    29.7
Accrued and Other Current Liabilities                                                   255.9                   240.0
Accrued Income Taxes                                                                      4.6                    33.8
                                                                                   -----------             -----------
       Total Current Liabilities                                                        379.4                   392.6
----------------------------------------------------------------------------------------------------------------------
Postretirement and Postemployment Benefits                                              100.1                   110.2
Deferred Income Taxes                                                                    27.1                    27.6
Other Liabilities                                                                        42.1                    62.4
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                       548.7                   592.8
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Divisional Equity (Note 3)                                                              590.5                   377.1
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DIVISIONAL EQUITY                                              $1,139.2                  $969.9
----------------------------------------------------------------------------------------------------------------------

See  accompanying  notes  to  the  condensed   combined   financial   statements
(unaudited).



ACNIELSEN CORPORATION
NOTES TO CONDENSED  COMBINED FINANCIAL  STATEMENTS
(Unaudited)
Note 1 - Interim Combined Financial Statements

These interim combined financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the combined financial statements and related notes of ACNielsen Corporation (the "Company") in the Form 10 Registration Statement effective October 9, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2- Basis of Presentation

On January 9, 1996, The Dun & Bradstreet Corporation ("D&B") announced a plan to reorganize into three publicly-traded independent companies by spinning off through a tax-free distribution (the "Distribution") two of its businesses to shareholders. Under the plan, the Company was to become a publicly-traded company consisting of the D&B businesses and operations that comprised the Company, and substantially all of the assets and liabilities of such businesses. For purposes of these financial statements, all references to the Company include the assets and liabilities related to the businesses that were transferred by D&B to the Company prior to the Distribution (which occurred on November 1, 1996 - see Note 6).

The condensed combined financial statements have been prepared using D&B's historical basis in the assets and liabilities and historical results of operations related to the Company's businesses, except for accounting for income taxes. The Company has been included in the Federal and certain state and non-U.S. income tax returns of D&B. The provision for income taxes in the Company's combined financial statements has been calculated on a separate-company basis. Income taxes paid on behalf of the Company by D&B are included in divisional equity. Effective after the Distribution, the Company will file separate income tax returns.

The condensed combined financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. The combined financial statements include allocations of certain D&B Corporate assets, liabilities and expenses relating to the Company's businesses that were transferred to the Company from D&B. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the condensed combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate entity during the periods presented.

Note 3 - Cash Remitted from/to The Dun & Bradstreet Corporation

Certain steps taken in connection with D&B's international reorganizations resulted in the Company receiving approximately $170 million from D&B in the third quarter of 1996. However, in October 1996, the Company remitted approximately $166 million back to D&B to complete the reorganizations, thereby reducing Divisional Equity by approximately $166 million.

Note 4 - Bank Credit Line

In October 1996, the Company obtained a commitment (fully underwritten) for a $125 million short-term revolving credit line with a bank. The transaction is scheduled to close in December 1996. The credit line is unsecured, expires in three years and provides for a variable interest rate payable based on the London Interbank Offered Rate (LIBOR) plus 50 to 100 basis points, depending on the Company's fixed charge coverage ratio. The terms of the credit agreement contain, among other provisions, requirements for maintaining certain quarterly levels of maximum leverage, minimum earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge coverage ratio.

Note 5 - Litigation

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's combined financial position.

Directorate General IV of the Commission of the European Union (the "Commission") is currently investigating the Company for the possible violation of European Union competition law. In May 1996, the Commission issued a Statement of Objections with respect to certain of the Company's practices in Europe, including discounting and other sales practices. The Company has submitted its response to the Commission's Statement of Objections. Following the review of such submission and a hearing at which representatives of European Union member states will participate, the Commission may uphold the Company's position and dismiss the complaint or adopt a decision prohibiting any of the practices identified in the Statement of Objections and imposing substantial fines.

In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company (which is a subsidiary of the Company) and I.M.S. International, Inc. ("IMS") (the "IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI Action, D&B, Cognizant Corporation (the parent company of IMS) and the Company have entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and
(ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that the Company will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which the Company is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of the Company without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of the Company, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

Management of ACNielsen is unable to predict at this time the final outcome of either the Commission's investigation or the IRI Action or whether the resolution of either matter could materially affect the Company's results of operations, cash flows or financial position.

Note 6 - Subsequent Event

Effective on November 1, 1996 (the Distribution Date) ACNielsen Corporation became an independent, publicly owned company as a result of the Distribution by D&B of the Company's $.01 par value Common Stock to holders of D&B Common Stock, at a distribution ratio of one for three.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of  Operations - Net Income in the third  quarter was $21.9  million or $0.39
--------------------------
per share, compared with a year-ago net loss of $33.1 million or $0.59 per share. The current quarter included a $13.6 million tax benefit to reduce the Company's year-to-date effective tax rate to 48%. Excluding the 1996 tax adjustment and the impact of the third-quarter 1995 provision for postemployment benefits of $31.9 million, net income was $8.3 million, or $0.15 per share, compared with a net loss of $8.9 million, or $0.16 per share in 1995.

Third-quarter  revenue rose to $346.7  million,  7.9% higher than last year. The
----------------------
growth in third-quarter revenue was driven by double-digit sales gains in the Asia Pacific and Americas regions. In Asia Pacific, revenues increased 13.7 % to $66.6 million, led by increases in a majority of markets, especially Taiwan, Malaysia and Australia. In the Americas region, revenues increased 10.7%, to $120.7 million, on across- the- board improvements in the U.S., Canada and Latin America. In Europe, revenue growth of 4.9% was adversely impacted by unfavorable foreign currency translation. Excluding the currency effect, revenues rose approximately 8%.

Operating  income  in the third  quarter  was $15.2  million,  compared  with an
-----------------
operating loss of $24.4 million in the third quarter of 1995, which included a $31.9 million provision for postemployment benefits. Excluding the 1995 provision, operating income more than doubled from $7.5 million in 1995. The Company's operating income increased as the U.S. had its first profitable quarter since 1992, a recovery built on revenue growth, productivity improvements and other business re-engineering activities initiated in 1995. In Europe however, operating income was lower, due to continued costs in connection with turnaround efforts.

Non-operating  income-net in the third  quarter was $0.8 million,  compared with
-------------------------
$7.2 million of expense in 1995. Non-operating expense-net decreased, due to a lower level of borrowings in Latin America.

During the third-quarter of 1996, ACNielsen initiated certain global tax-planning strategies designed to reduce its 1996 effective tax rate to approximately 48%. In the third quarter of 1996, a $13.6 million tax benefit was recorded in order to reflect the 48% effective tax rate for the nine-months ended September 30, 1996.

Net income for the nine months  ended  September  30,  1996 was $4.4  million or
----------
$0.08 per share, compared with a year-ago net loss of $69.9 million or $1.24 per share. Excluding the postemployment benefit provision in 1995, net income increased $50.1 million from a net loss of $45.7 million, or $0.81 per share.

Revenue for the nine months  ended  September  30, 1996 was $991.0  million,  an
-------
increase of 6.3% from the nine-month period of 1995.

Operating  income for the nine months ended September 30, 1996 was $7.5 million,
-----------------
compared with an operating loss of $35.4 million in 1995, or an operating loss of $3.5 million in 1995, excluding the postemployment benefit provision.

Non-operating  income-net  was $1.0 million for the nine months ended  September
-------------------------
30, 1996, compared with non-operating expense-net of $10.3 million for the comparable period in 1995, due to a lower level of borrowings in Latin America.

The Company's operating results by geographic region for the quarter and nine months ended September 30, 1996 are set forth in the table below.

Third Quarter
--------------
(in millions)
                             Revenues                    Operating Income (Loss)
                        ------------------         --------------------------------
                          1996      1995             1996        1995       1995(1)
                        -------   -------          -------     -------    ---------

United States            $73.1     $66.6             $0.9      $(22.6)       $(6.1)
Canada/Latin America      47.6      42.4              7.7         5.6          7.6
                        -------   -------          -------     -------      -------

Total Americas           120.7     109.0              8.6       (17.0)         1.5
Europe                   150.4     143.4              6.8        (4.6)         8.8
Asia Pacific              66.6      58.6              3.3         2.9          2.9
ACN Japan                  9.0      10.2             (3.5)       (5.7)        (5.7)
                        -------   -------          -------     -------      -------
         Total          $346.7    $321.2            $15.2      $(24.4)        $7.5
                        =======   =======          =======     =======      =======


Year-to-date
--------------
(in millions)
                             Revenues                    Operating Income (Loss)
                        ------------------         --------------------------------
                          1996      1995             1996        1995       1995(1)
                        -------   -------          -------     -------    ---------

United States           $209.5    $198.9            $(9.7)     $(53.5)      $(37.0)
Canada/Latin America     133.3     121.3             17.2        13.8         15.8
                        -------   -------          -------     -------      -------
Total Americas           342.8     320.2              7.5       (39.7)       (21.2)
Europe                   436.9     426.4              8.0        15.2         28.6
Asia Pacific             185.7     157.3              4.4         7.0          7.0
ACN Japan                 25.6      28.5            (12.4)      (17.9)       (17.9)
                        -------   -------          -------     -------      -------
         Total          $991.0    $932.4             $7.5      $(35.4)       ($3.5)
                        =======   =======          =======     =======      =======

(1) Excludes a 1995 third-quarter provision for post-employment benefits of $31.9 million ($24.2 million after tax, or $0.43 per share) under the Company's severance plan in the United States ($16.5 million), Canada ($0.7 million), Latin America ($1.3 million), and Europe ($13.4 million).

Condensed Combined Statements of Cash Flows
-------------------------------------------
Nine Months Ended September 30, 1996 and 1995
---------------------------------------------

Net cash provided by operating activities for the nine months ended September 30, 1996 totaled $2.0 million compared with net cash used of $19.1 million for the comparable period in 1995. The increase in cash provided by operating activities primarily reflected improved operating results ($74.3 million) and lower postemployment benefit payments ($15.6 million), offset by lower postemployment benefit expense (a reduction of $32.7 million), higher non-U.S. income taxes paid- net of refunds (an increase of $19.6 million) and payments related to the 1995 non-recurring charge($22.4 million).

Net cash used in investing activities decreased to $81.5 million for the first nine months of 1996 from $96.5 million for the comparable period in 1995. The decrease in cash used in investing activities principally reflected lower capital expenditures of $21.0 million and the absence of payments for acquisitions($11.5 million), offset by increased spending on computer software ($4.8 million).

Net cash provided by financing activities for the nine months ended September 30, 1996 totaled $225.9 million compared with $141.5 million for the comparable period in 1995. The increase in cash provided of $84.4 million primarily reflected higher remittances from D&B of $82.0 million. Cash remittances from D&B included approximately $170 million to carry out certain steps related to international reorganizations. In October 1996, the Company remitted approximately $166 million back to D&B to complete the reorganizations.

Liquidity and Capital Resources
-------------------------------

In October 1996, the Company obtained a commitment (fully underwritten) for a $125 million short-term revolving credit line with a bank. (See Note 4 - Bank Credit Line).


PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.
-------
(a)     Exhibits.

        (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ACNIELSEN CORPORATION


Date: November 22, 1996                By:/s/ROBERT J. CHRENC
                                          ===========================
                                             Robert J. Chrenc
                                             Executive Vice President - Finance
                                               and Chief Financial Officer



Date: November 22, 1996                By:/s/WILLIAM R. HICKS
                                          ===========================
                                             William R. Hicks
                                             Vice President & Controller