Form 10-K405
period 1996-12-31
ACNIELSEN CORP
filed 1997-03-26
CIK 1019878

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

(MARK ONE)

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM            TO            .
                                       ----------    -----------

                        COMMISSION FILE NUMBER 001-12277


                             ACNIELSEN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                               06-1454128
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)


177 BROAD STREET, STAMFORD, CONNECTICUT                    06901
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      Registrant's telephone number, including area code: (203) 961-3000.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                     ---------------------
Common Stock, par value $.01 per share..................New York Stock Exchange
Preferred Share Purchase Rights.........................New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

        As of January 31, 1997, 56,903,732 shares of Common Stock of ACNielsen Corporation were outstanding. The aggregate market value of the shares of
Common Stock held by nonaffiliates of the registrant (based upon its closing transaction price on the Composite Tape on such date) was approximately $929
million. *                                                       (Continued)
================================================================================
* Calculated by excluding all shares held by executive officers and directors of the registrant, without conceding that all such persons are affiliates of the registrant for purposes of the Federal securities laws.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART I
------
ITEM 1          - Business                                      Page 45, Note 16, Operations by
                                                                Geographic Area, of the 1996
                                                                Annual Report.

PART II
-------
ITEM 5          - Market for the Registrant's Common            Page 27, Management's Discussion and
                  Equity and Related Stockholder                Analysis, of the 1996 Annual Report.
                  Matters

ITEM 6          - Selected Financial Data                       Page 46, Summary Financial Data, of the
                                                                1996 Annual Report.

ITEM 7          - Management's Discussion and Analysis          Pages 23 to 27, Management's Discussion
                  of Financial Condition and Results of         and Analysis, of the 1996 Annual Report.
                  Operations

ITEM 8          - Financial Statements and Supplementary        Pages 29 to 46 of the 1996 Annual Report.
                  Data

PART III
--------
ITEM 10         - Directors and Executive Officers of the       Pages 5 to 8 of the Company's Proxy
                  Registrant                                    Statement dated March 11, 1997.

ITEM 11         - Executive Compensation                        Pages 15 to 27 of the Company's Proxy
                                                                Statement dated March 11, 1997.

ITEM 12         - Security Ownership of Certain Beneficial      Pages 2 to 4 of the Company's Proxy
                  Owners and Management                         Statement dated March 11, 1997.

ITEM 13         - Certain Relationships and Related             Page 26 of the Company's Proxy
                  Transactions                                  Statement dated March 11, 1997.

                                   ---------

              The Index to Exhibits is located on Pages 19 and 20.

                                     PART I

         As used in this report, except where the context indicates otherwise, the terms "Company" and "ACNielsen" mean ACNielsen Corporation and all subsidiaries consolidated in the financial statements incorporated herein by reference.

ITEM 1. BUSINESS

GENERAL

         ACNielsen Corporation began operating as an independent, publicly-held company on November 1, 1996 (the "Distribution Date") as a result of the distribution (the "Distribution") on that date by The Dun & Bradstreet Corporation ("D&B") of the Company's $.01 par value Common Stock, at a distribution ratio of one share of the Company for three shares of D&B. As part of a reorganization of its businesses, D&B also distributed all of the outstanding common stock of Cognizant Corporation ("Cognizant") on the Distribution Date.

         ACNielsen Corporation, which has its headquarters in Stamford, Connecticut, was incorporated in the State of Delaware on April 30, 1996 as a wholly-owned subsidiary of D&B for the purpose of effecting the Distribution. ACNielsen Corporation operates principally through subsidiaries and the Company generally is comprised of the former D&B businesses that deliver market research, information and analysis to the worldwide consumer products and services industries.

DESCRIPTION OF BUSINESS

         ACNielsen is a global leader in delivering market research, information and analysis to the consumer products and services industries. ACNielsen services are offered in over 90 countries around the globe. ACNielsen provides its clients with market research, information and analysis for understanding and making critical decisions about their products and their markets. ACNielsen also conducts media measurement and related businesses, including its television audience measurement business which operates outside the U.S. and Canada.

         ACNielsen operates outside the United States through a number of subsidiaries, affiliates and joint ventures, including ACNielsen*SRG, the largest provider of market research services in the Asia Pacific region, and ANR in Eastern Europe. In 1996, nearly 80% of ACNielsen's revenues were generated outside the United States.

         ACNielsen operates across a wide spectrum of research services. These services generally fall into four categories: Retail Measurement Services, Customized Research Services, Media Measurement Services and Consumer Panel Services.

         ACNielsen also offers its customers, through a wide range of modeling and analytic services, custom-tailored insights into complex marketing issues. Typical assignments range from marketing-mix modeling to category management analysis, including topics as diverse as pricing strategy, consumer driven market structure, variety management, outlet switching and promotion tactics.

         ACNielsen's clients include retailers, brokers and distributors of retail information, manufacturers of consumer packaged goods and other products, and companies operating in various service industries (including financial services, telecommunications, advertising, television and radio broadcasting, and publishing).

         ACNielsen operates in one industry segment, Market Research, Information and Analysis Services. The approximate revenues attributable to each type of service provided by ACNielsen were as follows for the periods shown (in millions of dollars):

                                                  Year ended December 31,
                                          --------------------------------------
                                           1996            1995            1994
                                          ------          ------          ------
Retail Measurement .....................  $  974          $  938          $  912
Customized Research ....................     188             172              58
Media Measurement ......................     114              99              67
Consumer Panel .........................      83              72              55
                                          ------          ------          ------
         Total .........................  $1,359          $1,281          $1,092
                                          ======          ======          ======

         The number of full-time equivalent employees of the Company at December 31, 1996 was approximately 18,100. Of this number, approximately 2,200 full-time equivalent employees are located in the United States, and none of these are represented by labor unions. ACNielsen's non-U.S. employees are subject to numerous labor council relationships which vary due to the diverse cultures in which ACNielsen operates. Management believes that labor relations generally are satisfactory and have been maintained in a normal and customary manner.

RETAIL MEASUREMENT SERVICE

         Through its Retail Measurement Services, the cornerstone of ACNielsen's business, the Company delivers quality data to customers on product movement and related causal information on six continents. Introduced in 1933, ACNielsen's original Food and Drug Indexes soon became the industry measurement tool for understanding the dynamics of product sales. Over the years, technology has dramatically improved ACNielsen's ability to collect and analyze information from retailers and consumers. The availability of scanning technology in retail outlets in many countries around the world has broadened both the scope and capabilities of ACNielsen's original retail indexes.

         ACNielsen's Retail Measurement Services are available in over 65 countries. Retail Measurement Services include scanning and retail audit services, account level reports, information delivery, merchandising and category management services and marketing and sales applications, along with modeling and analytic services.

Scanning

         Using the bar codes printed on products and scanners installed in retail outlets, ACNielsen gathers information weekly from stores in the United States and certain countries in Europe, Latin America and Asia Pacific. ACNielsen's customers can monitor performance trends and evaluate price and promotion effectiveness by tracking and forecasting non-promoted as well as promotional product movement.

         ACNielsen offers its customers a number of additional services to enhance each customer's understanding of its markets. Among these are services reporting data by customer-defined markets, services aggregating consumer data in multiple channels, and services disaggregating data to satisfy particular needs of customers.

Retail Audit

         Because scanning data is available only in certain industry sectors and in certain countries, retail audit remains a valuable source of market information as a basic measurement tool and as a supplement to scanning data. Retail audit involves the continuous measurement by ACNielsen field auditors of product and category performance in the retail trade, and reporting to clients on sales, distribution, stocks, price and other measures which assist them in marketing and trade negotiations.

         Retail Audit is divided into industry segments, traditionally called Indexes. The Food Index is generally the largest, but there are also Health and Beauty, Durables, Confectionery, Liquor, Cash & Carry, plus a number of local country Indexes.

In-Store Observation

         ACNielsen field auditors collect data on where products are located in stores, how many facings they have, and on which shelf they are positioned, etc. (broken down by store type, store size and geographic region). ACNielsen also collects causal data (information that impacts sales). These data add to market insights and help to monitor the implementation of retailer/manufacturer promotional agreements in terms of numeric distribution, space allocation and promotional execution.

Levels of Information

         ACNielsen provides information and insight to customers from a macro to a micro level. Whether on a country, market or individual retailer level, ACNielsen measures the competitive environment in which manufacturers and retailers conduct business. In some countries ACNielsen also provides store census data which allow retailers and manufacturers to understand consumer behavior within a specific store or group of stores as well as within a retail trading area or market.

         ACNielsen's account-specific information provides sales and marketing managers with a comprehensive array of retailer-specific sales and merchandising information, producing reports of product and category performance that encompass an organization's own brands as well as competing brands.

         On a global basis, ACNielsen sells and provides its multi-national customers international reports within and across country boundaries. Products include an International Database (periodic reports of a multi-country retail database) and an International Market Report (a one-time report on a market and its competitive environment).

Delivery of Information

         ACNielsen converts the data which it collects into insights yielding competitive advantage for its clients. These include multi-dimensional reporting, analytical modeling, data navigation and expert systems tools, with services offered in over 65 countries. ACNielsen delivers its information to customers via on-line services and reports on paper, CD-ROM, tape and diskette.

         The ACNielsen INF*ACT Workstation is a tightly integrated Windows-based analytical and applications development tool set used worldwide by ACNielsen's customers. Employing on-line analytical processing capabilities, the Workstation enables organizations to access and analyze a wide range of corporate and syndicated information.

         ACNielsen also offers a series of Windows-based intelligent business applications that can enhance the ACNielsen INF*ACT Workstation functionality, giving organizations the ability to plan, analyze and execute successful marketing and sales programs. Among these applications are Opportunity Explorer, Executive Spotlight, Business Review, Trade Manager, Category Manager, Promotion Optimizer, BrandView and BrandTrack.

         In addition, ACNielsen offers merchandising tools through the SPACEMAN portfolio of products and the PRICEMAN products.

CUSTOMIZED RESEARCH SERVICES

         Customized Research Services are used by manufacturers, retailers, financial institutions and other service organizations that seek to understand the position of their current, new and proposed products and services in the marketplace. With customized research capabilities in more than half of the countries in which it operates, ACNielsen is well-positioned to offer its global retail measurement clients, including both manufacturers and retailers, consumer insights from customized research as well as to understand dynamic new markets such as entertainment, fast foods, financial services and telecommunications.

         In addition to services at the country level, through ACNielsen*SRG, ACNielsen offers multi-country customized studies at both the regional and global levels. ACNielsen*SRG, has specialist offices in Hong Kong, London, New York, Tokyo and Singapore, to carry out research in Asia Pacific, Western Europe, North and South America, the Middle East and Africa.

MEDIA MEASUREMENT SERVICES

         The information produced by Media Measurement Services includes audience estimates for television, radio and print, plus advertising expenditure measurement and customized media research. Television and radio ratings and readership data are utilized by the sellers of programs, sellers of time and space, advertising media planners and time and space buyers, on behalf of manufacturers/advertisers and media owners, to determine the best, most cost-efficient way of reaching their customers.

         ACNielsen's television audience measurement services, which operate outside the United States and Canada, utilize a representative panel of households, each with a meter attached to televisions in the household. Viewers in the household log into the meter whenever they watch TV to record the identity and viewing times of the programs being viewed. In a few countries written diaries are used instead of, or in addition to, meters, with viewers writing the channels, programs and the times watched. As in the case of meter panels, individual and household figures are projected to represent national viewing habits.

         ACNielsen's television audience measurement services are operational in approximately 20 countries. In 1996, ACNielsen launched an electronic meter service in Shanghai, the first such service introduced in China. Electronic meter service also began in Ireland during 1996. There are plans to introduce electronic meters into Indonesia during 1997.

         ACNielsen's advertising expenditure measurement service provides to its customers, primarily advertising agencies and manufacturers/advertisers, verification that an individual commercial or commercial campaign ran as contracted, reports the cost of the manufacturers' own and competitors' advertisements and alerts users to new, competitive ad campaigns.

         In connection with the Distribution, ACNielsen entered into the TAM Master Agreement (the "TAM Master Agreement") with Cognizant relating to the conduct of the television audience measurement business (the "TAM Business"). See "Tam Master Agreement" below for further information on the TAM Master Agreement.

CONSUMER PANEL SERVICES

         Consumer Panel Services help organizations achieve competitive advantage by applying consumer insights resident in the ACNielsen consumer panel database. With a comprehensive portfolio of tools for reporting and analysis, ACNielsen measures the multi-faceted dynamics of consumer behavior across all outlets including: consumer demographics, percentage of households purchasing, quantity purchased, frequency of purchases, shopping trips and shopping expenditures, products purchased, level of deal sensitivity, price paid, and attitudinal and usage information.

         In the United States, the ACNielsen Consumer Panel, called Homescan, consists of approximately 40,000 demographically balanced U.S. households that use hand-held scanners to record every bar-coded item purchased. This panel is being expanded to approximately 52,000 in 1997. Outside the United States, more than 60,000 households in 15 countries are included in the ACNielsen consumer panel databases.

         ACNielsen employs multiple data collection processes throughout the world. In the United States and several other countries, ACNielsen installs in-home scanners with which panelists scan items at home as they unpack purchases from each shopping trip, recording price, promotions and quantity purchased, as well as the age and gender of the shopper and intended user. Information detailing each shopping trip is immediately transmitted, via telephone lines, to ACNielsen.

         Consumer panel applications can be used by both manufacturers and retailers to understand demographics and purchasing habits of consumers. As with all information derived from the ACNielsen Consumer Panel, data-capture activity is from all outlet types including grocery, drug, mass merchandiser and warehouse clubs. Customers can choose from a wide variety of applications or analyses, from customized and complex to syndicated and basic. ACNielsen offers a full suite of syndicated category management applications. These reports give manufacturers and retailers insights into cross outlet shopping, consumer loyalty and the value of consumer segments.

         ACNielsen also provides delivery tools that allow marketers to process, chart and analyze ACNielsen Consumer Panel information quickly and easily. Among these are CD-ROM tools and Panel*Fact for Windows, which enable managers to create customized reports to meet their individual analytic needs and to share data and analyses with various members within an organization.

RELATIONSHIP AMONG ACNIELSEN, D&B AND COGNIZANT AFTER DISTRIBUTION

         Prior to the Distribution, D&B, Cognizant and ACNielsen entered into certain agreements governing their relationship subsequent to the Distribution and providing for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. The following description summarizes certain terms of such agreements, but is qualified by reference to the texts of such agreements which are filed with this Form 10-K.

DISTRIBUTION AGREEMENT

         D&B, Cognizant and ACNielsen entered into the Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among D&B, Cognizant and ACNielsen subsequent to the Distribution.

         In particular, the Distribution Agreement defines the assets and liabilities allocated to and assumed by Cognizant and those allocated to and assumed by ACNielsen. The Distribution Agreement also defines what constitutes the "Cognizant Business" and what constitutes the "ACNielsen Business".

         Pursuant to the Distribution Agreement, D&B is obligated to transfer or cause to be transferred all its right, title and interest in the assets comprising the Cognizant Business to Cognizant and all its right, title and interest in the assets comprising the ACNielsen Business to ACNielsen; Cognizant is obligated to transfer or cause to be transferred all its right, title and interest in the assets comprising the D&B business to D&B and all its right, title and interest in the assets comprising the ACNielsen Business to ACNielsen; and ACNielsen is obligated to transfer or cause to be transferred all its right, title and interest in the assets comprising the D&B business to D&B and all its right, title and interest in the assets comprising the Cognizant Business to Cognizant. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer was not obtained. Each party also agreed to exercise its respective commercially reasonable efforts promptly to obtain any necessary consents and approvals and to take such actions as may be reasonably necessary or desirable to carry out the purposes of the Distribution Agreement and the other agreements summarized below.

         The Distribution Agreement provides for, among other things, assumptions of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the Cognizant Business, including the IMS and Nielsen Media Research businesses, to Cognizant, (ii) the ACNielsen Business to ACNielsen and (iii) all other liabilities to D&B.

         No party to the Distribution Agreement will have any liability to any other party for inaccurate forecasts or arising out of any pre-Distribution arrangement, course of dealing or understanding (other than the Distribution Agreement or the other agreements as described below) unless such arrangement, course of dealing or understanding is specifically set forth on a schedule to the Distribution Agreement.

         The Distribution Agreement includes provisions governing the administration of certain insurance programs and the procedures for making claims. The Distribution Agreement also allocates the right to proceeds and the obligation to incur deductibles under certain insurance policies.

         With respect to transfers contemplated by the Distribution Agreement which were not effected on or prior to the Distribution Date, the parties are required to cooperate to effect such transfers as promptly as practicable following the Distribution Date, and pending any such transfers, to hold any asset not so transferred in trust for the use and benefit of the party entitled thereto (at the expense of the party entitled thereto), and to retain any liability not so transferred for the account of the party by whom such liability is to be assumed.

         The Distribution Agreement provides that neither D&B, Cognizant nor ACNielsen will take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each of D&B, Cognizant and ACNielsen agree to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Distribution will be tax free for Federal income tax purposes, ACNielsen represented to the Internal Revenue Service that, subject to certain exceptions, it has no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, ACNielsen may not initiate any action leading to a change of control as such action could result in the foregoing representations, and the ruling based thereon, being called into question. Accordingly, the acquisition of control of ACNielsen prior to the second anniversary may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

         Under the Distribution Agreement, each of D&B, Cognizant and ACNielsen agrees to provide to the other parties, subject to certain conditions, access to certain corporate records and information and to provide certain services on such terms as are set forth in a Transition Services Agreement among such parties.

         The Distribution Agreement also provides that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the Distribution Date in connection with the Distribution will be charged to and paid by D&B. D&B agreed to be liable for any claims based upon actual or alleged misstatements or omissions in the Registration Statement on Form 10 filed with the Securities and Exchange Commission by ACNielsen. Except as set forth in the Distribution Agreement or any related agreement, each party shall bear its own costs and expenses incurred after the Distribution Date.

TAX ALLOCATION AGREEMENT

         D&B, Cognizant and ACNielsen entered into a Tax Allocation Agreement to the effect that D&B will pay its entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in D&B's consolidated Federal income tax return. For periods prior to the Distribution Date, D&B will generally be liable for state and local taxes measured by income or imposed in lieu of income taxes. The Tax Allocation Agreement allocates liability to D&B, Cognizant and ACNielsen for their respective shares of other state and local taxes as well as any foreign taxes attributable to periods prior to the Distribution Date, as well as certain other matters.

EMPLOYEE BENEFITS AGREEMENT

         D&B, Cognizant and ACNielsen entered into an Employee Benefits Agreement (the "Employee Benefits Agreement"), which allocates responsibility for certain employee benefits matters on and after the Distribution Date.

         The Employee Benefits Agreement provides that (i) ACNielsen will adopt a new defined benefit pension plan for its U.S. employees (which plan has been adopted), (ii) D&B will continue to sponsor its plan for the benefit of its U.S. employees as well as former employees who terminated employment on or prior to the Distribution Date and (iii) assets and liabilities of the D&B pension plan that are attributable to ACNielsen employees will be transferred to the new ACNielsen plan.

         The Employee Benefits Agreement provides that D&B will be required to retain the liability for all benefits under D&B's nonqualified supplemental pension plans that were vested prior to the Distribution Date, but ACNielsen will guarantee payment of these benefits to its employees in the event that D&B is unable to satisfy its obligations.

         The Employee Benefits Agreement also provides that (i) D&B will continue to sponsor its welfare plans for its employees as well as all former employees who retired or became disabled on or prior to the Distribution Date,
(ii) as of the Distribution Date, ACNielsen will adopt welfare plans for the benefit of its employees and (iii) ACNielsen will provide retiree welfare benefits to its continuing employees who would have been eligible to receive these benefits from D&B had they retired on or prior to the Distribution Date. If ACNielsen fails to provide any retiree welfare benefits to its employees who were eligible to receive benefits from D&B but who did not elect to receive them from D&B, D&B will provide such employees with the same level of retiree welfare benefits that it provides to its retirees generally.

         D&B, Cognizant and ACNielsen each generally retain the severance liabilities of their respective employees who terminated employment prior to the Distribution Date.

         The Employee Benefits Agreement also sets forth certain provisions with respect to the adjustment and replacement of D&B stock options and tandem limited stock appreciation rights outstanding as of the Distribution Date.

         The Employee Benefits Agreement also provides that D&B will generally retain all employee benefit litigation liabilities that were asserted prior to the Distribution Date (but not such liabilities that relate to any transferred retirement and savings plan assets of Cognizant or ACNielsen employees). As of the Distribution Date, ACNielsen employees generally ceased participation in D&B employee benefit plans, and ACNielsen will generally recognize, among other things, its employees' past service with D&B under its employee benefit plans. Except as specifically provided therein, nothing in the Employee Benefits Agreement restricts D&B's or ACNielsen's ability to amend or terminate any of their respective employee benefit plans after the Distribution Date.

INDEMNITY AND JOINT DEFENSE AGREEMENT

         D&B, Cognizant and ACNielsen entered into the Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action, as defined below in "Item 3, Legal Proceedings", and (ii) to conduct a joint defense of such action.

         In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be determined at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

         In addition, ACNielsen has agreed to certain restrictions on payments of dividends and share repurchases above specified levels. ACNielsen also agreed not to engage in mergers, acquisitions or dispositions, including joint venture investments, if, after giving effect to any such transaction, ACNielsen would be unable to meet a specified fixed charge coverage ratio, and, if any such transaction involves aggregate consideration in excess of $50 million, then ACNielsen will also be required to receive and to cause to be delivered to Cognizant and D&B an investment banker's fairness opinion.

         The Indemnity and Joint Defense Agreement also sets forth certain provisions governing the defense of the IRI Action pursuant to which the parties agree to be represented by the same counsel. Legal expenses are to be shared equally by the three parties.

TAM MASTER AGREEMENT

         Cognizant and ACNielsen entered into the TAM Master Agreement (the "TAM Master Agreement") relating to the conduct of the television audience measurement business (the "TAM Business").

         The TAM Master Agreement, together with certain ancillary trademark and technology licensing agreements (together with the TAM Master Agreement, the "TAM Agreement"), provides that Cognizant or a newly established entity will license to ACNielsen a nonexclusive right to use certain trademarks in connection with the TAM Business outside the United States and Canada for five years. Cognizant will also license to ACNielsen a nonexclusive right to use specified technology in Australia, Ireland and India in connection with the TAM Business for five years or such longer period as is required to fulfill contractual obligations existing on the Distribution Date.

         In the event that on or prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of (i) its assets or the assets of the TAM Business (as defined in the TAM Master Agreement), or (ii) its assets that generate more than 50% of the TAM Business, or ACNielsen takes action to be acquired or is acquired by a third party, Cognizant will have the right to require ACNielsen to sell all of ACNielsen's TAM Business to Cognizant at the book value thereof (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs. In addition, in the event that prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of its TAM Business in a particular country, Cognizant will have the right to require ACNielsen to sell such business to Cognizant at the book value thereof (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs.

INTELLECTUAL PROPERTY AGREEMENT

         D&B, Cognizant and ACNielsen entered into an Intellectual Property Agreement (the "IP Agreement") which provides for the allocation and recognition by and among these companies of rights under patents, copyrights, software, technology, trade secrets and certain other intellectual property owned by D&B, Cognizant or ACNielsen and their respective subsidiaries as of the Distribution Date. The IP Agreement also contains various provisions governing the future use of certain trademarks owned by ACNielsen prior to the Distribution Date, including limitations upon both Cognizant's and ACNielsen's use of the "Nielsen" name, standing alone or as part of a name describing any new product or service to be offered. (See Item 1- "Intellectual Property.")

COMPETITION

         ACNielsen has numerous competitors in its various lines of business throughout the world. Some are large companies with diverse product and service lines; others have more limited product and service offerings. Competition comes from companies specializing in marketing research; the in-house research departments of manufacturers and advertising agencies; retailers selling information directly or through brokers; information management and software companies; and consulting and accounting firms.

         In Retail Measurement Services, ACNielsen's principal competitor in the United States is Information Resources, Inc. (IRI). IRI is also active in Canada, Europe and Latin America by itself and through joint ventures with GfK (Germany), Sofres/Secodip (France), Taylor Nelson AGB (U.K.) and other companies, and is expanding globally.

         In Customized Research Services, a significant competitor is Kantar which operates globally through BMRB International, Millward Brown International and Research International.

         In Media Measurement Services, significant competitors include Taylor Nelson AGB in Europe, IBOPE in Latin America, GfK in Germany, AGB Italia in Europe, Latin America and the Middle East, Sofres in France, Spain and Asia, and Video Research in Japan.

         In Consumer Panel Services, significant competitors include NPD, operating in North America, and a Europanel consortium, which includes Taylor Nelson AGB, Sofres/Secodip, GfK and Dympanel (Spain), operating in Europe. IRI also competes in this area.

         Principal competitive factors include innovation, the quality, reliability and comprehensiveness of analytical services and data provided, flexibility in tailoring services to client needs, price and geographical coverage.

FOREIGN OPERATIONS

         As indicated above, ACNielsen engages in a significant portion of its business outside of the United States, with nearly 80% of its revenues in 1996 being generated through non-U.S. sources. ACNielsen's foreign operations are subject to the usual risks inherent in carrying on business outside the United States, including fluctuations in relative currency values, possible nationalization, expropriation, price controls or other restrictive government actions. ACNielsen believes that the risk of nationalization or expropriation is reduced because its products are services and information, rather than products which require manufacturing facilities or the use of natural resources.

INTELLECTUAL PROPERTY

         ACNielsen owns and controls trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to ACNielsen's business. Management of ACNielsen believes that the "ACNielsen" name and related names, marks and logos are of material importance to ACNielsen. ACNielsen is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by ACNielsen.

         Pursuant to the Intellectual Property (IP) Agreement among D&B, Cognizant and ACNielsen, ACNielsen has exclusive rights to the use of the "ACNielsen" name worldwide; however, ACNielsen's future use of the "Nielsen" name standing alone is prohibited and, as a part of a name describing new products and services to be offered, is subject to certain limitations. In addition, the IP Agreement also provides for the establishment of a new entity, jointly owned by Cognizant and ACNielsen, into which certain trademarks incorporating or relating to the "Nielsen" name in various countries will be assigned. This entity is obligated to license such trademarks on a royalty-free basis to Cognizant or ACNielsen for use in a manner consistent with the terms of the IP Agreement and for purposes of conducting their respective businesses after the Distribution, and is responsible for preserving the quality of those trademarks and minimizing any risk of possible confusion. Pursuant to the TAM Agreement, ACNielsen received from Cognizant a non-exclusive license to use certain trademarks, technology and related intellectual property rights in the conduct of the TAM Business outside of the United States and Canada for a period of five years. ACNielsen shall not be licensed to use any such names or technology in connection with the conduct of such business within the United States or Canada. The technology and other intellectual property rights licensed by ACNielsen are important to its business, although management of ACNielsen believes that ACNielsen's business, as a whole, is not dependent upon any one intellectual property or group of such properties.

         The names of ACNielsen's products and services referred to herein are registered or unregistered trademarks or service marks owned by or licensed to ACNielsen or its subsidiaries.

FORWARD-LOOKING STATEMENTS

         The Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

         The Company is currently implementing a turnaround strategy, the success of which depends in large part on the Company's ability to collect, process and deliver data in a timely, cost-effective and high quality manner; reduce costs and improve productivity; and integrate and centralize various foreign operations. Data collection is largely dependent on the availability of retail sources that are willing to sell the data to the Company at prices acceptable to the Company. In addition, the Company operates in highly competitive markets and its businesses are subject to changes in general economic conditions which impact the Company's clients' demand for the Company's services; significant price and service competition; rapid technological developments in the collection, manipulation and delivery of information; the impact of foreign exchange rate fluctuations since so much of the Company's earnings are generated abroad; the degree of acceptance of new product introductions; and the uncertainties of litigation, including the IRI Action; as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Developments in any of these areas could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

As stated above, the Company operates in one industry segment, Market Research, Information and Analysis Services.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The response to item 101(d) of Regulation S-K is incorporated herein by reference to Note 16 Operations by Geographic Area on Page 44 of the 1996 Annual Report.

ITEM 2. PROPERTIES

         ACNielsen's real properties are geographically distributed to meet sales and operating requirements worldwide. Most of ACNielsen's properties are leased from third parties, including D&B and Cognizant. ACNielsen's properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

         On July 29, 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company (a wholly-owned subsidiary of ACNielsen Corporation) and I.M.S. International, Inc. (the "IRI Action").

         The complaint alleges various violations of the United States antitrust laws: (1) a violation of Section 1 of the Sherman Act through an alleged practice of tying A.C. Nielsen Company services in different countries or of A.C. Nielsen Company and IMS services; (2) a violation of Section 1 of the Sherman Act through alleged unreasonable restraints of trade consisting of the contracts described above and through alleged long-term agreements with multi-national customers; (3) a violation of Section 2 of the Sherman Act for monopolization and attempted monopolization of export markets through alleged exclusive data acquisition agreements with retailers in foreign countries, the contracts with customers described above, and other means; (4) a violation of
Section 2 of the Sherman Act for attempted monopolization of the United States market through the alleged exclusive data agreements described above, predatory pricing, and other means; and (5) a violation of Section 2 of the Sherman Act for an alleged use of market power in export markets to gain an unfair competitive advantage in the United States.

         The complaint also alleges two claims of tortious interference with contract and tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that defendants induced SRG to breach that agreement.

         IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

         In connection with such action, D&B, Cognizant (the parent company of IMS) and the Company have entered into the Indemnity and Joint Defense Agreement described above in "Item 1, Indemnity and Joint Defense Agreement".

         Management of ACNielsen is unable to predict at this time the final outcome of the IRI Action or whether its resolution could materially affect ACNielsen's results of operations, cash flows or financial position.

        Directorate General IV of the Commission of the European Union (the "Commission") had commenced an investigation of the Company for the possible violation of European Union competition law. In May 1996, the Commission issued a Statement of Objections with respect to certain of the Company's practices in Europe, including discounting and other sales practices. On November 28, 1996, the Company delivered an Undertaking to Directorate General IV of the Commission. In accepting the Undertaking, the Commission agreed to terminate its investigation of the Company without any adverse decision or fine. Pursuant to the Undertaking, the Company agreed not to engage in certain sales practices and contracts with multinational customers. In the opinion of management, compliance with the Undertaking will not affect the company's results of operations, cash flows or financial position.

         ACNielsen and its subsidiaries are also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect ACNielsen's consolidated financial position.

         Reference is made to Note 14 of Notes to the Financial Statements on Pages 42-43 of the 1996 Annual Report, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

        Listed below are the executive officers of the registrant at March 1, 1997 and brief summaries of their business experience during the past five years.

      Name                                 Title                              Age
----------------------  ----------------------------------------------------  ---

Nicholas L. Trivisonno  Chairman and Chief Executive Officer*                 49
Robert J  Lievense      President and Chief Operating Officer*                51
Michael P. Connors      Vice Chairman*                                        41
Earl H. Doppelt         Executive Vice President and General Counsel          43
Robert J. Chrenc        Executive Vice President and Chief Financial Officer  52


  *Member of the Board of Directors.


        Mr. Trivisonno was elected Chairman and Chief Executive Officer of ACNielsen, effective May 1996; he served as Executive Vice President-Finance and Chief Financial Officer of D&B, effective September 1995 through November 1, 1996. Prior thereto, he had served with GTE Corporation (telecommunications) through July 1995 as Executive Vice President-Strategic Planning and Group President, effective October 1993, as Senior Vice President-Finance, effective January 1989, and as Corporate Vice President and Controller, effective November 1988. He also served as a director of GTE Corporation from April 1995 through July 1995.

        Mr. Lievense was elected President and Chief Operating Officer of ACNielsen, effective May 1996; he served as Executive Vice President of D&B, effective February 1995 through November 1, 1996. He had been elected Senior Vice President of D&B, effective July 1993. Previously he had served as Chairman of Dataquest Incorporated (technology information), effective September 1991, and President of NCH Promotional Services, Inc. (coupon processing), effective August 1990.

        Mr. Connors was elected Vice Chairman of ACNielsen, effective May 1996; he served as Senior Vice President and Chief Human Resources Officer of D&B, effective April 1995 through November 1, 1996. Prior thereto, he had served as Senior Vice President of American Express Travel Related Services, effective September 1989.

        Mr. Doppelt was elected Executive Vice President and General Counsel of ACNielsen, effective May 1996; he had served as Senior Vice President and General Counsel of D&B, effective May 1994 through November 1, 1996. Prior thereto, he had served with Viacom Inc. (global entertainment) as Senior Vice President and Deputy General Counsel, effective March 1994, and with Paramount Communications Inc. (global entertainment), as Senior Vice President and Deputy General Counsel, effective September 1992, and as Vice President and Deputy General Counsel, effective October 1986.

         Mr. Chrenc was elected Executive Vice President and Chief Financial Officer of ACNielsen, effective June 1996. Prior thereto he was a Partner of Arthur Andersen LLP (accounting), effective September 1979 to May 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Information in response to this Item is set forth under Dividends and Common Stock Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 27 of the 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1992 through 1996 set forth in "Summary Financial Data" on Page 46 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information in response to this Item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 23 to 27 of the 1996 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Schedule under Item 14 on Page
14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated March 11, 1997 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 10 of this report responds to Item 401(b) and (e) of Regulation S-K with respect to the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors and Certain Transactions" in the Company's proxy statement dated March 11, 1997 filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 11, 1997 filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors and Certain Transactions" in the Company's proxy statement dated March 11, 1997 filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) List of documents filed as part of this report.

                  (1) Financial Statements.

                      See Index to Financial Statements and Schedule on Page 14.

                  (2) Financial Statement Schedule.

                      See Index to Financial Statements and Schedule on Page 14.

                  (3) Other Financial Information.

                      Summary Financial Data. See Index to Financial Statements and Schedule on Page 14.

                  (4) Exhibits.
                      See Index to Exhibits on Pages 19 to 20, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 23 to 46 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

         (b) Reports on Form 8-K.
                  A report was filed on Form 8-K on October 18, 1996 to describe the adoption of the Company's Shareholders' Rights Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACNIELSEN CORPORATION
                                            (REGISTRANT)


                                       By: /c/ NICHOLAS L. TRIVISONNO
                                           -------------------------------------
                                               NICHOLAS L. TRIVISONNO
                                          (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

                                       By: /c/ ROBERT J. CHRENC
                                           -------------------------------------
                                               ROBERT J. CHRENC
                                           (EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER)

                                       By: /c/ WILLIAM R. HICKS
                                           -------------------------------------
                                               WILLIAM R. HICKS
                                             (VICE PRESIDENT AND CONTROLLER)

Date: March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ ROBERT H. BEEBY                      /s/ ROBERT HOLLAND, JR.
-------------------------------------    ---------------------------------------
    (ROBERT H. BEEBY, DIRECTOR)              (ROBERT HOLLAND JR., DIRECTOR)

/s/ MICHAEL P. CONNORS                   /s/ ROBERT J LIEVENSE
-------------------------------------    ---------------------------------------
    (MICHAEL P. CONNORS, DIRECTOR)           (ROBERT J LIEVENSE, DIRECTOR)

/s/ DONALD W. GRIFFIN                    /s/ JOHN R. MEYER
-------------------------------------    ---------------------------------------
    (DONALD W. GRIFFIN, DIRECTOR)            (JOHN R. MEYER, DIRECTOR)

/s/ THOMAS C. HAYS                       /s/ BRIAN B. PEMBERTON
-------------------------------------    ---------------------------------------
    (THOMAS C. HAYS, DIRECTOR)               (BRIAN B. PEMBERTON, DIRECTOR)

/s/ KAREN L. HENDRICKS                   /s/ ROBERT N. THURSTON
-------------------------------------    ---------------------------------------
    (KAREN L. HENDRICKS, DIRECTOR)           (ROBERT N. THURSTON, DIRECTOR)

/s/ ROBERT M. HENDRICKSON                /s/ NICHOLAS L. TRIVISONNO
-------------------------------------    ---------------------------------------
    (ROBERT M. HENDRICKSON, DIRECTOR)        (NICHOLAS L. TRIVISONNO, DIRECTOR)


Date: March 26, 1997

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

         The Company's consolidated financial statements, the notes thereto and the related report thereon of Arthur Andersen LLP, independent public accountants, for the year ended December 31, 1996 appearing on Pages 28 to 46 of the 1996 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                     PAGE
                                                             -------------------
                                                                     1996 ANNUAL
                                                             10-K      REPORT
                                                             -----   -----------
Report of Independent Public Accountants                        F-6      28
Statement of Management Responsibility
  for Financial Statements                                      F-6      28

As of December 31, 1996 and 1995:
  Consolidated Balance Sheets                                   F-8      30
For the years ended December 31, 1996, 1995 and 1994:
  Consolidated Statements of Operations                         F-7      29
  Consolidated Statements of Cash Flows                         F-9      31
  Consolidated Statements of Shareholders' Equity               F-10     32
  Notes to Consolidated Financial Statements                    F-11     33
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 1996 and 1995                                    F-23     45
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           F-1      23
Other financial information:
  Five-year selected financial data                             F-24     46


SCHEDULE:
 Reports of Independent Public Accountants                   15-17       --

 ACNielsen Corporation and Subsidiaries:

 II-Valuation and Qualifying Accounts for the years ended
    December 31, 1996, 1995 and 1994                         18          --


         Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of ACNielsen Corporation:

         We have audited in accordance with generally accepted auditing standards, the 1996 consolidated financial statements included in the Company's 1996 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated February 19, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The 1996 schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 19, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ACNielsen Corporation:

         We have audited the combined financial statements of ACNielsen Corporation, as defined in the notes to the financial statements, as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, as listed in the Index to Financial Statements on page 14 of this Form 10-K. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of ACNielsen Corporation as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in the notes to the financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets.


                                       COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
September 16, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ACNielsen Corporation:

Our report on the combined financial statements of ACNielsen Corporation, as defined in the notes to the financial statements, as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, is included on page 16 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the years ended December 31, 1995 and 1994, set forth on page 18 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
September 16, 1996

                                                                     SCHEDULE II


                     ACNIELSEN CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                                 (IN THOUSANDS)


--------------------------------------------------------------------------------------------------------------------------

                COL. A                                    COL. B               COL. C            COL. D            COL. E

--------------------------------------------------------------------------------------------------------------------------


                                                          BALANCE           ADDITIONS                             BALANCE
                                                         BEGINNING          CHARGED TO                            AT END
               DESCRIPTION                               OF PERIOD         OPERATIONS(A)      DEDUCTIONS(B)      OF PERIOD
------------------------------------------               ---------         -------------      -------------      ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     For the Year Ended December 31, 1996                $ 17,289             $  3,853          $ 10,295          $ 10,847
                                                         ========             ========          ========          ========

     For the Year Ended December 31, 1995                $  8,077             $ 10,523           $ 1,311          $ 17,289
                                                         ========             ========          ========          ========

     For the Year Ended December 31, 1994                $  6,332             $  4,443          $  2,698          $  8,077
                                                         ========             ========          ========          ========


NOTE:

         (a) The increase in additions in 1995 is substantially attributable to bad debts in Europe.

         (b) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.

INDEX TO EXHIBITS

EXHIBIT NUMBER
REGULATION S-K     DESCRIPTION
--------------    -------------------------------------------------------------

         3        Articles of Incorporation and By-laws.

                  (a) Restated Certificate of Incorporation of the Company dated October 7, 1996 (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, File No. 001-12277 (the "Form 10") and incorporated herein by reference).

                  (b)      Amended and Restated By-laws of the Company (filed as
                           Exhibit 3.2 to the Form 10 and incorporated herein by reference).

         4 Instruments Defining the Rights of Security Holders, Including Indentures.

                           ACNielsen Corporation $125,000,000 Credit Agreement dated as of December 19, 1996. *

         10 Material Contracts. (All of the following documents, except for items (a) through (f), are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c).)

                  (a) Distribution Agreement dated as of October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. *

                  (b) Tax Allocation Agreement dated as of October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. *

                  (c) Employee Benefits Agreement dated as of October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. *

                  (d) Intellectual Property Agreement dated as of October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. *

                  (e) TAM Master Agreement dated as of October 28, 1996 between Cognizant Corporation and ACNielsen Corporation. *

                  (f) Indemnity and Joint Defense Agreement dated as of October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. *

                  (g) 1996 ACNielsen Corporation Non-Employee Directors' Stock Incentive Plan. *+

                  (h) 1996 ACNielsen Corporation Non-Employee Directors' Deferred Compensation Plan. *+

                  (i) 1996 ACNielsen Corporation Key Employees' Stock Incentive Plan. *+

                  (j) 1996 ACNielsen Corporation Replacement Plan for Certain Employees Holding The Dun & Bradstreet Corporation Equity-Based Awards. *+



* Filed herewith.

+ This exhibit constitutes a management contract, compensatory plan, or arrangement.

EXHIBIT NUMBER
REGULATION S-K     DESCRIPTION
--------------     ------------------------------------------------------------

                   (k) 1996 ACNielsen Corporation Senior Executive Incentive Plan. *+

                   (l) 1996 ACNielsen Corporation Management Incentive Bonus Plan. *+

                   (m) ACNielsen Corporation Supplemental Executive Retirement Plan. *+

                   (n)     ACNielsen Corporation Retirement Benefit Excess
                           Plan. *+

                   (o)     ACNielsen Corporation Executive Transition Plan. *+

                   (p)     Form of Change-in-Control Agreements. *+

                   (q)     Form of Option Agreement. *+

                   (r)     Form of LSAR Agreement. *+

                   (s)     Form of Directors' Restricted Stock Agreement. *+

         11        Statement Re Computation of Per Share Earnings.

                           Computation of Earnings Per Share of Common Stock on a Fully Diluted Basis *

         13        Annual Report to Security Holders.

                           1996 Annual Report *

         21        Subsidiaries of the Registrant.

                           List of Active Subsidiaries as of January 31, 1997 *

         23        Consents of Experts and Counsel.

                           23.1 Consent of Arthur Andersen LLP *
                           23.2 Consent of Coopers & Lybrand L.L.P. *

         27        Financial Data Schedule. *


* Filed herewith.

+ This exhibit constitutes a management contract, compensatory plan, or arrangement.