Form 10-Q
period 1997-03-31
ACNIELSEN CORP
filed 1997-05-13
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                                        OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------   -------------------

                              Commission file number 001-12277


                            ACNIELSEN CORPORATION
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                   06-1454128
---------------------------------     --------------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification No.)

  177 Broad Street, Stamford, CT                       06901
---------------------------------     --------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code              (203) 961-3000
                                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                       Shares Outstanding
 Title of Class                                          at April 30, 1997
 Common Stock,
 par value $.01 per share                                    56,992,214

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                         PAGE
-----------------------------                                         ----
Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 1997 and 1996                        3

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1997 and 1996                        4

Condensed Consolidated Balance Sheets
      March 31, 1997 (Unaudited) and December 31, 1996                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)        6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8



PART II.  OTHER INFORMATION
---------------------------
Item 6. Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                             12
----------




PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Operations (Unaudited)
(Amounts in thousands except per share amounts)
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                       -------------------------------------------------

                                                                                1997                      1996
                                                                       -----------------------    ----------------------
Operating Revenue                                                                    $324,774                  $307,292

Operating Costs                                                                       190,395                   179,270

Selling and Administrative Expenses                                                   119,707                   122,272

Depreciation and Amortization                                                          23,850                    24,500
                                                                       -----------------------    ----------------------

Operating  (Loss)                                                                      (9,178)                  (18,750)


Interest Income                                                                         2,118                     1,696
Interest (Expense)                                                                     (1,388)                   (1,313)
Other Income - Net                                                                        826                       816
                                                                       -----------------------    ----------------------
Non-Operating Income  - Net                                                             1,556                     1,199

Loss Before Income Tax Benefit (Provision)                                             (7,622)                  (17,551)

Income Tax Benefit (Provision)                                                          3,506                    (1,639)
                                                                       -----------------------    ----------------------

Net Loss                                                                              $(4,116)                 $(19,190)
                                                                       =======================    ======================


Net Loss Per Share of Common Stock                                                    $(0.07)                   $(0.34)
                                                                       =======================    ======================

 Average Number of Shares Outstanding                                                 56,919                    56,556






See accompanying notes to the condensed consolidated financial statements (unaudited).

                                      3







ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)
                                                                                    Three Months Ended
                                                                                          March 31,
                                                                   -------------------------------------------------------
                                                                             1997                           1996
                                                                   -------------------------       -----------------------
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Loss                                                                           $(4,116)                     $(19,190)
  Reconciliation of Net Loss to Net Cash Used in Operating Activities:
    Depreciation and Amortization                                                   23,850                        24,500
    Deferred Income Taxes                                                              456                           720
    Restructuring Payments                                                               -                        (1,223)
    Payments Related to 1995 Non-Recurring Charge                                  (12,188)                       (7,040)
    Postemployment Benefit Expense                                                       -                         1,666
    Postemployment Benefit Payments                                                 (2,496)                       (4,872)
    Net Decrease in Accounts Receivable                                              4,283                        15,840
    Net Increase in Other Working Capital Items                                    (29,892)                      (46,615)
    Other                                                                              257                          (642)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                              (19,846)                      (36,856)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                    261                             1
Payments for Marketable Securities                                                       -                          (303)
Capital Expenditures                                                                (9,357)                      (14,910)
Additions to Computer Software                                                      (3,752)                       (5,772)
Decrease (Increase) in Other Investments                                                901                       (1,627)
Other                                                                                (7,550)                       2,785
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (19,497)                     (19,826)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net Transfers from The Dun & Bradstreet Corporation                                       -                       39,610
(Decrease) Increase in Short-Term Borrowings                                         (2,646)                       6,364
Common Stock Issuances under Stock Plans                                              1,345                            -
Other                                                                                   274                         (298)
--------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                  (1,027)                      45,676
Effect of Exchange Rate Changes on Cash and Cash Equivalents                         (4,542)                        (782)
--------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                               (44,912)                     (11,788)
Cash and Cash Equivalents, Beginning of Period                                      185,005                       89,568
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                           $140,093                      $77,780
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                             $1,350                       $1,308
Cash paid during the period for income taxes                                         $5,347                      $23,857

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                       4





ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31                December 31
                                                                                            1997                      1996
                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                                      $140,093               $185,005
Accounts Receivable-Net                                                                         257,446                270,603
Other Current Assets                                                                             36,938                 30,822
                                                                                  ----------------------     -------------------
       Total Current Assets                                                                     434,477                486,430
--------------------------------------------------------------------------------------------------------------------------------
Marketable Securities and Other Investments                                                      24,684                 26,352
Property, Plant and Equipment-Net                                                               173,831                186,053
--------------------------------------------------------------------------------------------------------------------------------
Other Assets-Net
Prepaid Pension                                                                                  46,043                 46,743
Computer Software                                                                                34,386                 37,858
Intangibles & Other Assets                                                                       52,976                 48,610
Goodwill                                                                                        199,886                204,022
                                                                                  ----------------------     -------------------
       Total Other Assets-Net                                                                   333,291                337,233
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $966,283             $1,036,068
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                               $74,884                $84,680
Short-term Debt                                                                                  32,476                 36,761
Accrued and Other Current Liabilities                                                           237,237                260,606
Accrued Income Taxes                                                                             52,811                 64,268
                                                                                  ----------------------     -------------------
       Total Current Liabilities                                                                397,408                446,315
--------------------------------------------------------------------------------------------------------------------------------
Postretirement and Postemployment Benefits                                                       74,704                 78,924
Deferred Income Taxes                                                                            31,166                 32,523
Other Liabilities                                                                                21,705                 24,360
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                               524,983                582,122
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                                        572                    571
Additional Paid-in Capital                                                                      462,537                461,193
Retained Earnings                                                                                 3,607                  7,723
Treasury Stock                                                                                   (3,966)                (3,966)
Cumulative Translation Adjustment                                                               (26,541)               (17,658)
Unrealized Gains on Investments, Net                                                              5,091                  6,083
--------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      441,300                453,946
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $     966,283            $ 1,036,068
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                       5



ACNIELSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the ACNielsen Corporation (the "Company") 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Note 2 - Basis of Presentation

Effective on November 1, 1996 (the "Distribution Date"), the Company became an independent, publicly-owned company as a result of the distribution by The Dun & Bradstreet Corporation ("D&B") of the Company's $.01 par value Common Stock, at a distribution ratio of one share for three shares (the "Distribution"). For purposes of these financial statements, all references to the Company include the assets and liabilities of the former D&B businesses and operations that were transferred to the Company prior to the Distribution.

The condensed financial statements for periods prior to the Distribution Date are presented on a combined basis and have been prepared using D&B's historical basis of accounting for the assets and liabilities and historical results of operations related to the Company's businesses, except for accounting for income taxes. For the quarter ended March 31, 1996, the Company had not recognized benefits for U.S. losses since the Company did not believe that it was more likely than not that such benefits could be recognized on a separate-company basis.

For the period prior to November 1, 1996, the condensed financial statements generally reflect the results of operations and cash flows of the Company as if it were a separate entity. The condensed financial statements include allocations of certain D&B Corporate expenses relating to the Company's businesses that were transferred to the Company from D&B. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the results of operations and cash flows of the Company in the future or what they would have been had the Company been a separate entity during the periods prior to the Distribution.

The computation of net loss per share of common stock for the period prior to November 1, 1996 is based on the average number of shares of D&B common stock outstanding, adjusted for the one for three distribution ratio.

Note 3 - Financial Instruments with Off-Balance-Sheet Risk

During the first quarter of 1997, the Company entered into foreign currency forward contracts to reduce the effect of fluctuating European currencies on certain known transactional exposures. At March 31, 1997, the Company had approximately $18.5 million of foreign exchange forward contracts outstanding, which mature on various dates over the next twelve months. Any gain or loss on the forward contract is deferred and included in the measurement of the related foreign currency transaction.

Note 4 - New Accounting Pronouncement

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted loss per share for the three months ended March 31, 1997 and 1996 would be unchanged from the reported loss per share.

Note 5 - Litigation

On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company (which is a subsidiary of the Company) and I.M.S. International, Inc., a subsidiary of Cognizant Corporation ("IMS") (the "IRI Action").

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

By notice of motion dated October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision on the motion to dismiss. The Court dismissed IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint.

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

The Indemnity and Joint Defense Agreement also imposes certain restrictions on the payment of cash dividends and the ability of the Company to purchase its stock.

Management of ACNielsen is unable to predict at this time the final outcome of the IRI Action or whether its resolution could materially affect the Company's results of operations, cash flows or financial position.

The Company and its subsidiaries are also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

The Company's first-quarter net loss was $4,116, or $0.07 per share, a $15,074 improvement over the first quarter 1996 loss of $19,190, or $0.34 per share. The 1996 first-quarter net loss excludes the impact of a tax benefit recorded in the third quarter of 1996 to reduce the Company's full year effective tax rate to 48%. Had the Company provided for a 48% effective tax rate in the first quarter of 1996, net loss for the period would have been $9,128 or $0.16 per share.

First-quarter revenue rose 5.7% to $324,774 from $307,292, reflecting the negative impact of a strong U.S. dollar. Driven by growth in the Americas and Asia Pacific regions, first-quarter revenue advanced 8.7% in local currency.

The Company reduced its operating loss in the first quarter by $9,572, to $9,178, reflecting profit improvement in the United States.

Non-operating income-net in the first quarter was $1,556, compared with $1,199 in the first quarter of 1996, reflecting increased interest income on a higher level of cash equivalents resulting from cash received from D&B in connection with the Distribution.

The Company's operating results by geographic region for the quarters ended March 31, 1997 and 1996 are set forth in the table below.

(in thousands)
                                                     Revenues             Operating Income (Loss)
                                           ----------------------------- --------------------------
                                                   1997           1996          1997          1996
United States                                    $73,307        $66,773         $450      $(7,464)
Canada/ Latin America                             48,059         40,861        2,831         1,985
                                                  ------         ------        -----         -----
    Total Americas                               121,366        107,634        3,281       (5,479)
Europe, Middle East & Africa                     133,625        134,959      (6,998)       (8,071)
Asia Pacific                                      61,565         56,600      (2,393)         (268)
ACN Japan                                          8,218          8,099      (3,068)       (4,932)
                                                   -----          -----      -------       -------

     Total                                      $324,774       $307,292     $(9,178)     $(18,750)
                                                ========       ========     ========     =========


The following discusses results on a geographic basis:

Total Americas revenue increased 12.8% to $121,366 from $107,634. Excluding the impact of currency translation, revenue grew 13.9%. Operating income was $3,281, compared with an operating loss of $5,479 in the first quarter of 1996. In the United States, revenue grew 9.8% to $73,307, led by increased sales of key-account information in the retail measurement business, as well as consumer panel services. The U.S. recorded its third consecutive profitable quarter, as operating income reached $450, a $7,914 improvement over 1996's $7,464 operating loss. The gain was the result of increased operating efficiency and higher revenue.

In Canada and Latin America, revenue increased 17.6%, to $48,059, driven by growth in each of Canada's businesses, and increased sales of retail tracking, customized research and television audience measurement services in a number of Latin American markets. Operating income, at $2,831, was up 42.6% from the prior year, reflecting strong revenue growth and increased operating efficiency.

Revenue for the Europe, Middle East & Africa ("EMEA") region declined slightly, to $133,625, due to the impact of the strong U.S. dollar. Revenue for EMEA grew 4.2% in local currency, resulting from gains in Eastern Europe and France. EMEA reduced its operating loss for the quarter to $6,998, from $8,071, primarily as a result of improved operating performance in the U.K. and France. During the quarter, the region expanded its geographic presence by acquiring a 90% interest in a market research company in Israel, and increasing its ownership to 100% in ACNielsen South Africa. Results of these business will be included in ACNielsen's consolidated results beginning with the second quarter of 1997.

Asia Pacific's revenue increased 8.8% to $61,565, led by increased sales in Taiwan and Indonesia. The region's operating loss, however, increased to $2,393, due to higher overall operating costs. During the quarter, the Company announced a reorganization of the Asia Pacific operations to improve client service, further integrate its businesses across the region, enhance operating efficiency and increase profitability.

ACNielsen Japan reported revenue of $8,218, up slightly from the prior year. Excluding the impact of the strong U.S. dollar, revenue grew 14.7%. Japan reduced its operating loss by $1,864, to $3,068, as it continued to more closely align its operating costs with revenue.

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996

Net cash used in operating activities for the three months ended March 31, 1997 totaled $19,846 compared with net cash used of $36,856 for the comparable period in 1996. The decrease in cash used by operating activities primarily reflected improved operating results ($15,074), lower non-U.S. income taxes paid of $18,510 (included in other working capital items) and lower postemployment benefit payments ($2,376), partially offset by increased payments related to the 1995 non-recurring charge ($5,148) and a smaller reduction in accounts receivable primarily associated with increased revenue in the U.S.

Net cash used in investing activities totaled $19,497 for the first three months of 1997, compared with $19,826 for the comparable period in 1996.

Net cash used in financing activities for the three months ended March 31, 1997 totaled $1,027 compared with cash provided by financing activities of $45,676 for the comparable period in 1996. The decrease in cash provided of $46,703 primarily reflected the absence of remittances from D&B of $39,610 and a decrease in borrowings of $2,646 during the current quarter compared with an increase in borrowings of $6,364 during the comparable period in 1996.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ACNIELSEN CORPORATION
                                            (Registrant)

Date: May 12, 1997                 By:  /s/ROBERT J. CHRENC
                                        ===============================
                                        Robert J. Chrenc
                                        Executive Vice President
                                         and Chief Financial Officer



Date: May 12, 1997                 By:  /s/WILLIAM R. HICKS
                                        ===============================
                                        William R. Hicks
                                        Vice President and Controller