Form 10-K/A
ACNIELSEN CORP
filed 1997-06-26
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                FORM 10-K/A
                              AMENDMENT NO. 1

(Mark One)
X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

      For the fiscal year ended December 31, 1996

                      or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

      For the Transition Period From            to            .

                     Commission file number 001-12277.



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

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1996 by amending the Index to Exhibits to add new exhibit 99 as described below and by filing such new exhibit:

Exhibit 99 - Form 11-K Annual Report for the fiscal year ended December 31,
     	       1996 of the ACNielsen Corporation Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


          				          ACNielsen Corporation
     			 		          	      (Registrant)


           				       By: Robert J. Chrenc___________
				                      Robert J. Chrenc
				                  Executive Vice President
			                           	and
			                   Chief Financial Officer


Date June 25, 1997

INDEX TO EXHIBITS

Exhibit Number
Regulation S-K   Description



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

     (g)	1996 ACNielsen Corporation Non-Employee Directors' Stock
         Incentive Plan.                                                    *#

     (h)	1996 ACNielsen Corporation Non-Employee Directors' Deferred
         Compensation Plan.                                                 *#

     (i)	1996 ACNielsen Corporation Key Employees' Stock Incentive Plan.    *#

     (j)	1996 ACNielsen Corporation Replacement Plan for Certain
         Employees Holding The Dun & Bradstreet Corporation Equity-
         Based Awards.                                                      *#

Exhibit Number
Regulation S-K   Description




     (k)	1996 ACNielsen Corporation Senior Executive Incentive Plan.        *#

     (l)	1996 ACNielsen Corporation Management Incentive Bonus Plan.        *#

     (m)	ACNielsen Corporation Supplemental Executive Retirement Plan.      *#

     (n)	ACNielsen Corporation Retirement Benefit Excess Plan.              *#

     (o)	ACNielsen Corporation Executive Transition Plan.                   *#

     (p)	Form of Change-in-Control Agreements.                              *#

     (q)	Form of Option Agreement.                                          *#

     (r)	Form of LSAR Agreement.                                            *#

     (s)	Form of Directors' Restricted Stock Agreement.                     *#

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

		21 Subsidiaries of the Registrant.

     List of Active Subsidiaries as of January 31, 1997                     *

		23 Consents of Experts and Counsel.

    	23.1  Consent of Arthur Andersen LLP                                   *
	    23.2  Consent of Coopers & Lybrand L.L.P.                              *

		27 Financial Data Schedule.                                               *


  99 Additional Exhibit.
	    Form 11-K Annual Report for the fiscal year ended
     December 31, 1996 of the ACNielsen Corporation
     Savings Plan.                                                 Exhibit 99


* Filed with Form 10-K on March 26, 1997; not included with this amendment.

# This exhibit constitutes a management contract, compensatory plan, or arrangement.

Exhibit 99

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 11-K






[X]  	ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
	     SECURITIES	EXCHANGE ACT OF 1934

     	For the fiscal year ended December 31, 1996

                     OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

     Commission file number 001-12277


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

    ACNielsen Corporation Savings Plan.

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

    ACNielsen Corporation, 177 Broad Street, Stamford, CT 06901.


                           REQUIRED INFORMATION

       The required financial statements are attached to this report.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the persons who administer the ACNielsen Corporation Savings Plan have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  			ACNIELSEN CORPORATION SAVINGS PLAN
					                          (Name of Plan)



                 				BY:  _____Robert J. Chrenc___________
					                          Robert J. Chrenc
					                      Executive Vice President
						                                and
				                     	 Chief Financial Officer


Date:  June 25, 1997

                    ACNIELSEN CORPORATION SAVINGS PLAN

                      INDEX TO FINANCIAL STATEMENTS


                                                    										Pages F-

Report of Independent Public Accountants              					         2
Statement of Net Assets Available for Plan Benefits
 with Fund Information as of December 31, 1996 				                 3
Statement of Changes in Net Assets Available for Plan Benefits
  with Fund Information for the Period from Inception (November 1, 1996)
  through December 31, 1996							                                  4
Notes to Financial Statements							                             5-11
Schedule of Assets Held for Investment Purposes as of
  December 31, 1996								                                        12
Consent of Independent Public Accountants					                     13

                               _________________

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Employee Benefits Committee of ACNielsen Corporation:

   We have audited the accompanying statement of net assets available for plan benefits with fund information of the ACNielsen Corporation Savings Plan (the "Plan") as of December 31, 1996, and the related statement of changes in net assets available for plan benefits with fund information for the period from inception (November 1, 1996) through December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1996, and the changes in its net assets available for plan benefits for the period from inception (November 1, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.

     Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for plan benefits as of December 31, 1996 and the statement of changes in net assets available for plan benefits for the period from inception (November 1, 1996) through December 31, 1996 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedule and the fund information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                  							Arthur Andersen LLP


Stamford, Connecticut,
June 9, 1997


                           ACNIELSEN CORPORATION
                               SAVINGS PLAN
            STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                           WITH FUND INFORMATION
                          As of December 31, 1996

                                                                  Long
                                        ACNielsen   Special       Term
                           Equity       Common      Fixed         Bond
                           Index        Stock       Income        Index        Legacy       Loan
                            Fund        Fund        Fund          Fund         Fund         Account      Total
ASSETS

Investments:

     Cash equivalents           $46,063     $12,155      $290,997      $19,868      $75,563           $9      $444,655

     Common stock                     0     155,184             0            0    4,588,343            0     4,743,527

     Insurance contracts              0           0    16,379,237            0            0            0    16,379,237

     Collective funds        22,530,120           0       297,146    2,740,295            0            0    25,567,561

     Loans to participants            0           0             0            0            0       55,700        55,700

              Total investm  22,576,183     167,339    16,967,380    2,760,163    4,663,906       55,709    47,190,680

Contributions receivable
from participants                13,212       1,247         2,539          623            0            0        17,621

Transfer receivable from D&B
Profit Participation Plan     2,497,905           0       334,344      297,314        7,980    1,457,064     4,594,607

Interfund receivable (payab      17,621     163,709      (113,375)     (30,667)     (37,288)           0             0

Loan payments receivable         47,589      13,311        36,554        6,777            0     (104,231)            0

       Total assets          25,152,510     345,606    17,227,442    3,034,210    4,634,598    1,408,542    51,802,908

Net assets available for plan
benefits                    $25,152,510    $345,606   $17,227,442   $3,034,210   $4,634,598   $1,408,542   $51,802,908

The accompanying notes are an integral part of these financial statements.



                             ACNIELSEN CORPORATION
                                  SAVINGS PLAN
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                             WITH FUND INFORMATION
 For The Period From Inception (November 1, 1996) Through December 31, 1996
                                                                                     Long
                                                      ACNielsen      Special         Term
                                              Equity     Common        Fixed         Bond
                                               Index      Stock       Income        Index       Legacy       Loan
                                                Fund       Fund         Fund         Fund         Fund    Account        Total

Investment income:

     Interest                                   $260       $125      $88,333          $44        $140          $9      $88,911

     Realized gains                            6,221          0            0            0           0           0        6,221

     Unrealized appr/(depr)                1,268,621     (3,776)           0       22,094     213,339           0    1,500,278

               Total income                1,275,102     (3,651)      88,333       22,138     213,479           9    1,595,410

Contributions received
from participants                            627,367    128,464      264,695       66,624           0           0    1,087,150

Distributions to participants                 (1,663)       (31)      (1,072)        (253)       (259)          0       (3,278)

Loans to participants                        (27,372)      (123)     (24,190)        (783)     (3,232)     55,700            0

Participant loan repayments                   47,589     13,311       36,554        6,777           0    (104,231)           0

Transfer from D&B Profit
 Participation Plan                       23,411,356          0   16,842,506    2,950,802   4,461,898   1,457,064    49,123,626

Interfund transfers                         (179,869)   207,636       20,616      (11,095)    (37,288)          0            0

Net increase for the period               25,152,510    345,606   17,227,442    3,034,210   4,634,598   1,408,542   51,802,908

Net assets available for plan benefits
  as of November 1, 1996                           0          0            0            0           0           0            0

Net assets available for plan benefits
  as of December 31, 1996                $25,152,510   $345,606  $17,227,442   $3,034,210  $4,634,598  $1,408,542  $51,802,908

The accompanying notes are an integral part of these financial statements.



                     ACNIELSEN CORPORATION SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS


Note 1.  Plan Description

ACNielsen Corporation ("ACNielsen" or the "Company") began operating as an independent, publicly-held company on November 1, 1996 (the "Distribution Date") as a result of the distribution on that date by The Dun & Bradstreet Corporation ("D&B") of the Company's $.01 par value Common Stock. As part of a reorganization of its businesses, D&B also distributed all of the outstanding common stock of Cognizant Corporation ("Cognizant") on the Distribution Date.

The ACNielsen Corporation Savings Plan (the "Plan") was adopted, effective November 1, 1996, for all U.S. employees of ACNielsen. In December 1996 and January 1997, assets from the Profit Participation Plan of The Dun & Bradstreet Corporation held in the accounts of ACNielsen employees were transferred to the Plan to the extent those employees so elected. The assets transferred in December 1996 are presented in the financial statements at their November 1, 1996 market value. Any unrealized appreciation/(depreciation) from November 1, 1996 to December 31, 1996 is included in investment income. The assets transferred in January 1997 are accrued in the financial statements at their December 31, 1996 market value.

The following summary of major Plan provisions in effect for the Plan year is provided for general information purposes only. Participants should refer to the Plan document for more complete information.


General

The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

All U.S. employees except leased employees and employees whose terms and conditions of employment are the subject of a collective bargaining agreement become eligible to participate in the Plan on their employment commencement date.


Contributions

Participants contribute to the Plan by authorizing payroll deductions of a stated whole percentage subject to a maximum of 16% of the participant's covered compensation as defined in the Plan.

A participant's contributions under the Plan may be made in the form of contributions from after-tax earnings and/or contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A participant's aggregate before- and after-tax contributions may not exceed 16% of the participant's covered compensation, subject to an overall limit on contributions imposed by the Internal Revenue Code. For 1996, the Internal Revenue Code limit on before-tax contributions was $9,500.

                  ACNIELSEN CORPORATION SAVINGS PLAN

To comply with certain provisions of the Internal Revenue Code, the Plan limits maximum covered compensation as defined by the Secretary of the Treasury.
The maximum covered compensation for purposes of determining a participant's contributions under the Plan for 1996 was $150,000.


Participant Accounts

Each participant's account is credited with the participant's contribution and an allocation of plan earnings. The allocations are based on participant account balances as defined.


Vesting

Participants are immediately vested in their contributions plus actual earnings thereon.


Investment Options

Upon enrollment in the Plan, a participant may direct his or her contributions in 10% increments in any of four investment options, with no more than 50% invested in the ACNielsen Common Stock Fund. No additional amounts may be contributed to the Legacy Fund.

  Equity Index Fund - The Equity Index Fund is invested in the common stock of all or a significant portion of the companies included in the Standard & Poor's 500 Stock Index and approved short-term instruments to provide for liquidity. The objective of the fund is to obtain a total rate of return (dividends plus market gains or losses) similar to that of the Standard & Poor's 500 Stock Index, although there can be no assurance that this objective will be achieved. The Equity Index Fund is managed by BZW
Barclays Global Investors which has exclusive responsibility for investment management of the fund.

  ACNielsen Common Stock Fund - The ACNielsen Common Stock Fund is invested in the common stock of ACNielsen Corporation and approved short-term instruments to provide for liquidity. Bankers Trust, the Plan's trustee, purchases ACNielsen common stock for this fund in the open market in accordance with a nondiscretionary purchasing program. The trustee may also purchase or accept authorized but as yet unissued shares of ACNielsen common stock, or shares held as treasury shares, from ACNielsen.

  Special Fixed Income Fund - The Special Fixed Income Fund is comprised of Fidelity's Managed Income Portfolio and individual investment contracts
(ICs) with one or more insurance companies previously selected by D&B.
The objective of the Special Fixed Income Fund is to provide a competitive level of income over time while preserving the

                                  F-6
PAGE>

                   ACNIELSEN CORPORATION SAVINGS PLAN

               NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 1.  Plan Description (Cont.)

value of the investment. As the existing ICs mature, the funds will be invested with Fidelity's Managed Income Portfolio. The Managed Income Portfolio purchases investment contracts offered by major insurance companies and other approved short-term instruments to provide for liquidity. Some investment contracts are purchased along with fixed income securities or units of bond funds which invest in such securities. New contributions and transfers to the Special Fixed Income Fund are invested in the Managed Income Portfolio which is managed by Fidelity Management Trust Company.

  Long Term Bond Index Fund - The Long Term Bond Index Fund is invested in fixed income securities, including, but not limited to, U.S. government and agency securities, mortgage-backed securities issued by agencies of the U.S. government, investment grade corporate securities and other short-term investments to provide for liquidity. The objective of the fund is to obtain a total rate of return (interest plus market gains and losses) similar to that of the Lehman Brothers Aggregate Bond Index, although there can be no assurance that this objective will be achieved. The Long Term Bond Index Fund is managed by BZW Barclays Global Investors.
The Long Term Bond Index Fund assets are managed as part of the BZW
Barclays U.S. Debt Index Fund, a collective trust fund which has the objective of replicating the performance of the Lehman Brothers Aggregate Bond Index.

  Legacy Fund - The Legacy Fund replaced the Dun & Bradstreet Common
Stock Fund in the Profit Participation Plan of The Dun & Bradstreet Corporation and is available only to former participants in that plan. At the time of the D&B reorganization, the Dun & Bradstreet Common Stock
Fund became a fund consisting of shares of ACNielsen, Cognizant and D&B. Participants may not make additional contributions or transfers to this fund.

Participants are able to reallocate their entire account balances in multiples of 10% among the funds on a monthly basis subject to the 50% limit on investments in the ACNielsen Common Stock Fund. Participants may not elect transfers into the Legacy Fund.


Loans

Participants may obtain loans from the Plan, which are secured by the balance in their accounts. Loan transactions are recorded as transfers to/(from) the investment funds and from/(to) the loan account. Principal and interest are repaid through payroll deductions. The Plan limits the total number and amount of loans outstanding at any time for each participant. The interest rate charged on a loan for its duration is the prime rate plus two percentage points. Interest rates for participant loans ranged from 8.00% to 12.50% and terms ranged from 12 months to 117 months as of December 31, 1996.

                 ACNIELSEN CORPORATION SAVINGS PLAN

Payment of Benefits

Upon termination of service with the Company, participants become eligible for a lump sum distribution of their account balance. Retired and terminated participants who have an account balance in excess of $3,500 may elect a deferred distribution. Retired participants may also elect payment in the form of up to 20 annual installments.


Note 2.  Summary of Significant Accounting Policies

Basis of Accounting

The financial statements of the Plan are prepared under the accrual method of accounting.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Investment Valuation and Income Recognition

The Plan's investments are stated at fair value except for the insurance contracts which are stated at contract value. Contract value represents principal plus accrued interest for each contract, which approximates fair value. Investments in common stock are valued based upon quoted market prices.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis.


Contributions

Contributions by participants are recorded in the period payroll deductions are made.


Distributions

Distributions are recorded when paid.

                  ACNIELSEN CORPORATION SAVINGS PLAN

Risks and Uncertainties

The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, collective funds, and other investment securities. Such investments are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with such investments and the level of uncertainty related to changes in the value of such investments, it is at least reasonably possible that changes in risks or investment values in the near term could materially affect a participant's account balance and the amounts reported in the statement of net assets available for plan benefits with fund information and the statement of changes in net assets available for plan benefits with fund information.


Plan Expenses

Transaction and investment manager fees relating to investments in the ACNielsen Common Stock Fund, Legacy Fund, Equity Index Fund, Special
Fixed Income Fund and Long Term Bond Index Fund are paid by the Plan. Trustee fees and other expenses of administering the Plan are borne by the Company.


Note 3.  Related Party Transactions

Certain Plan investments are shares of a short term investment fund managed by Bankers Trust. Bankers Trust was the trustee as of December 31, 1996 as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.


Note 4.  Plan Termination

While the Company has not expressed any intent to terminate the Plan, it is free to do so at any time subject to the provisions of ERISA and the Internal Revenue Code which state that, in such event, all participants of the Plan shall be fully vested in the amounts credited to their accounts.


Note 5.  Reconciliation of Financial Statements to Form 5500

As of December 31, 1996, the Plan had $56,976 of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, in accordance with generally accepted accounting principles, these amounts are not recorded as a liability in the accompanying financial statements.

                   ACNIELSEN CORPORATION SAVINGS PLAN

Note 5.  Reconciliation of Financial Statements to Form 5500 (Cont.)

The following is a reconciliation of the net assets available for plan benefits according to the financial statements to Form 5500:

                                                         								      1996

Net assets available for plan benefits per the financial statements	$51,802,908
Amounts allocated to withdrawing participants as of 12/31/96	           (56,976)
Net assets available for plan benefits per Form 5500	              	$51,745,932

The following is a reconciliation of plan benefits paid to participants according to the financial statements to Form 5500:
                                                      								         1996

Plan benefits paid to participants per the financial statements	      $  3,278
Amounts allocated to withdrawing participants as of 12/31/96	           56,976
Plan benefits paid to participants per Form 5500			                    $60,254

Amounts allocated to withdrawing participants are recorded on Form 5500 for plan benefit claims that have been processed and approved for payment prior to December 31, 1996 but not paid as of that date.


Note 6.  Investment Income

For the year ended December 31, 1996, the Plan assets increased in value by $1,595,410 which represented interest, realized gains and unrealized appreciation/depreciation for the following investments:

	Cash Equivalents	        	$      696
	Common Stock			              209,564
	Insurance Contracts		         86,697
	Collective Funds	       	  1,298,453
	      	Total		           	$1,595,410


Note 7.  Insurance Contracts

The insurance contracts are held by John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company, New York Life Insurance Company and Principal Mutual Life Insurance Company. There were 14 contracts with interest rates from 5.35% to 7.30% and maturities from March 1997 to October 2000 as of December 31, 1996. There are no reserves against contract value for credit risk of the contract issuer or otherwise.

                   ACNIELSEN CORPORATION SAVINGS PLAN

Note 8.  Significant Investments

For the year ended December 31, 1996, the Plan had the following investments which represented more than five percent of the net assets available for plan benefits:

 Fund	                                    				Market Value
	Barclays Global Investors Equity Index Fund		$22,381,899
	Barclays Global Investors U.S. Debt Fund	 	    2,675,813


Note 9.  Tax Status

On May 27, 1997, the Company applied for a determination letter in which it expects the Internal Revenue Service to state that the Plan is in compliance with the requirements for a qualified plan under Section 401(a) of the Internal Revenue Code and the trust is exempt from federal income taxes under the provisions of Section 501(a) of the Code.


Note 10.  Subsequent Events

Fidelity Management Trust Company replaced Bankers Trust Company as the trustee of the Plan effective April 1, 1997. As a result of the assignment of the new trustee and the establishment of a master trust between Fidelity Management Trust Company, the ACNielsen Corporation Savings Plan and the ACNielsen Corporation Employee Stock Ownership Plan, participants have new investment options during 1997.


                                                                                    Schedule 1
                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
              ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             As of December 31, 1996

                                  EIN 06-1454128
                                     PLAN #001

 Description of Investment                  Maturity Date Interest Rate   Cost        Market/Contract

 Common Stock:
      ACNielsen Corporation                                                $545,444    $532,393
      Cognizant Corporation                                               2,337,458   2,448,765
      Dun & Bradstreet Corporation                                        1,651,061   1,762,369
 Total Common Stock                                                       4,533,963   4,743,527

 Insurance Contracts:
      John Hancock GAC # 8773                   1-Apr-97      6.12%         613,454     616,596
      John Hancock GAC # 8774                   1-Oct-97      5.79%       1,496,052   1,503,313
      John Hancock GAC # 8775                   1-Oct-98      5.98%       1,070,500   1,075,861
      John Hancock GAC # 8776                   3-Apr-00      6.22%       1,341,040   1,348,019
      Metropolitan Life GAC # 24710             1-Apr-99      7.30%       1,826,306   1,837,408
      Metropolitan Life GAC # 24712             2-Oct-00      6.15%         648,029     651,364
      Metropolitan Life GAC # 24714             2-Oct-00      6.75%       1,539,789   1,548,465
      New York Life GAC # 30644                 1-Oct-99      7.19%       1,062,900   1,069,267
      New York Life GAC # 30644-002             3-Apr-00      6.25%         995,123   1,000,326
      Principal Mutual GAC # 4-26119-01        31-Mar-97      6.00%         402,288     404,309
      Principal Mutual GAC # 4-26119-02        31-Mar-98      5.35%       1,807,492   1,815,613
      Principal Mutual GAC # 4-26119-03        30-Sep-98      6.09%         959,337     964,228
      Principal Mutual GAC # 4-26119-04        30-Sep-99      7.24%       1,030,443   1,036,657
      Principal Mutual GAC # 4-26119-05         1-Oct-00      6.40%       1,499,787   1,507,811
 Total Insurance Contracts                                               16,292,540  16,379,237

 Collective Funds:
      Barclays Global Investors Equity Index Fund                        21,240,423  22,381,899
      Barclays Global Investors Equity Index Fund E                         148,039     148,221
      Barclays Global Investors U.S. Debt Fund                            2,655,715   2,675,813
      Barclays Global Investors U.S. Debt Fund E                             64,709      64,481
      Fidelity Managed Income Portfolio                                     297,147     297,147
 Total Collective Funds                                                  24,406,033  25,567,561

 Cash Equivalents:
*     Banker's Trust Short Term Investment Fund                             444,256     444,655
 Total Cash Equivalents                                                     444,256     444,655

#Loans To Participants                                                         -         55,700

 Total Investments                                                      $45,676,792 $47,190,680

*Denotes party in interest
#Interest rates of 8.00% to 12.50% and durations of 12 months to 117 months

 The accompanying notes to financial statements are an integral part of this schedule.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 11-K into ACNielsen Corporation's previously filed Registration Statement on Form S-8 (File No. 333-14085) and the related Prospectus.


                                   							Arthur Andersen LLP




Stamford, Connecticut,
June 25, 1997