Form 10-Q
period 1997-06-30
ACNIELSEN CORP
filed 1997-08-12
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ------------------------

                         Commission file number 001-12277


                              ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                 06-1454128
-------------------------------------     -------------------------------------
       (State of Incorporation)            (I.R.S. Employer Identification No.)

    177 Broad Street, Stamford, CT                       06901
-------------------------------------     -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code              (203) 961-3000
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
                                                    Shares Outstanding
Title of Class                                       at July 31, 1997
Common Stock,
par value $.01 per share                                57,184,580

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                          PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)
      Three Months Ended June 30, 1997 and 1996                          3

Condensed Consolidated Statements of Operations (Unaudited)
      Six Months Ended June 30, 1997 and 1996                            4

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 1997 and 1996                            5

Condensed Consolidated Balance Sheets
      June 30, 1997 (Unaudited) and December 31, 1996                    6

Notes to Condensed Consolidated Financial Statements (Unaudited)         7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 6. Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                              15



PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Operations (Unaudited)
(Amounts in thousands except per share amounts)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                       -------------------------------------------------

                                                                                1997                       1996
                                                                       ------------------------    ---------------------
Operating Revenue                                                              $356,325                   $336,948

Operating Costs                                                                 192,062                    176,315
Selling and Administrative Expenses                                             122,548                    126,816
Depreciation and Amortization                                                    23,058                     22,788
                                                                       -----------------           ----------------

Operating Income                                                                 18,657                     11,029


Interest Income                                                                   1,021                      1,586
Interest Expense                                                                   (384)                    (1,338)
Other Expense - Net                                                                (315)                    (1,262)
                                                                       ------------------         -----------------
Non-Operating Income (Expense) - Net                                                322                     (1,014)

Income Before Income Tax Provision                                               18,979                     10,015

Income Tax Provision                                                              8,730                      8,309
                                                                       -----------------           ----------------

Net Income                                                                      $10,249                     $1,706
                                                                       =================           ================


Net Income Per Share of Common Stock                                              $0.18                      $0.03
                                                                       =================           ================

Average Number of Shares Outstanding                                             57,035                     56,686







See accompanying notes to the condensed consolidated financial statements (unaudited).

                                     -3-










ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Operations (Unaudited)
(Amounts in thousands except per share amounts)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                       -------------------------------------------------

                                                                                1997                       1996
                                                                       ------------------------    ---------------------
Operating Revenue                                                             $681,099                    $644,240

Operating Costs                                                                382,458                     355,585
Selling and Administrative Expenses                                            242,255                     249,088
Depreciation and Amortization                                                   46,907                      47,288
                                                                       ----------------            ----------------

Operating Income (Loss)                                                          9,479                      (7,721)


Interest Income                                                                  3,052                       3,282
Interest Expense                                                                (1,685)                     (2,651)
Other Income (Expense) - Net                                                       511                        (446)
                                                                       ----------------            ----------------
Non-Operating Income - Net                                                       1,878                         185

Income (Loss) Before Income Tax Provision                                       11,357                      (7,536)

Income Tax Provision                                                             5,224                       9,948
                                                                       ----------------            ----------------

Net Income (Loss)                                                               $6,133                    $(17,484)
                                                                       ================            ================


Net Income (Loss) Per Share of Common Stock                                      $0.11                      $(0.31)
                                                                       ================            ================

Average Number of Shares Outstanding                                            56,977                      56,603







See accompanying notes to the condensed consolidated financial statements (unaudited).

                                  -4-








ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                   -------------------------------------------------
                                                                             1997                     1996
                                                                   -------------------------------------------------

Cash Flows from Operating Activities:
Net Income (Loss)                                                             $6,133                 $(17,484)
  Reconciliation of Net Income (Loss) to Net Cash Provided by
  (Used in) Operating Activities:
    Depreciation and Amortization                                             46,907                   47,288
    Deferred Income Taxes                                                      2,846                    1,597
    Restructuring Payments                                                         -                     (342)
    Payments Related to 1995 Non-Recurring Charge                            (21,157)                 (15,877)
    Postemployment Benefit Expense                                               547                    3,333
    Postemployment Benefit Payments                                           (5,718)                 (14,008)
    Net (Increase) Decrease in Accounts Receivable                            (4,082)                  15,353
    Net Increase in Other Working Capital Items                              (26,667)                 (22,963)
    Other                                                                      2,274                   (4,767)

--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                            1,083                   (7,870)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                              261                      141
Payments for Marketable Securities                                               (10)                    (303)
Capital Expenditures                                                         (20,827)                 (29,786)
Additions to Computer Software                                                (6,719)                 (10,868)
Payments for Acquisition of Businesses                                        (5,082)                       -
Decrease (Increase) in Other Investments                                       1,800                   (1,447)
Other                                                                        (10,360)                  (1,821)

--------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (40,937)                 (44,084)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net Transfers from The Dun & Bradstreet Corporation                                -                   41,876
(Decrease) Increase in Short-Term Borrowings                                 (10,347)                  12,924
Common Stock Issuances under Stock Plans                                       3,892                        -
Other                                                                            222                     (403)
--------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                           (6,233)                  54,397
--------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                  (5,171)                     (49)
--------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                             (51,258)                   2,394
Cash and Cash Equivalents, Beginning of Period                               185,005                   89,568
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                    $133,747                  $91,962
--------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                      $1,751                   $2,584
Cash paid during the period for income taxes                                 $19,562                  $33,189

See accompanying notes to the condensed consolidated financial statements (unaudited).





ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30               December 31
                                                                                          1997                    1996
                                                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                                $133,747               $185,005
Accounts Receivable-Net                                                                   268,327                270,603
Other Current Assets                                                                       34,086                 30,822
                                                                                  ----------------           -------------
       Total Current Assets                                                               436,160                486,430
Marketable Securities and Other Investments                                                50,875                 26,352
Property, Plant and Equipment-Net                                                         170,508                186,053
Other Assets-Net
Prepaid Pension                                                                            46,499                 46,743
Computer Software                                                                          30,547                 37,858
Intangibles & Other Assets                                                                 51,155                 48,610
Goodwill                                                                                  207,728                204,022
                                                                                  ----------------           -------------
       Total Other Assets-Net                                                             335,929                337,233
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $993,472             $1,036,068
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                         $74,055                $84,680
Short-Term Debt                                                                            26,008                 36,761
Accrued and Other Current Liabilities                                                     238,176                260,606
Accrued Income Taxes                                                                       47,104                 64,268
                                                                                  ----------------           -------------
       Total Current Liabilities                                                          385,343                446,315
Postretirement and Postemployment Benefits                                                 72,985                 78,924
Deferred Income Taxes                                                                      41,812                 32,523
Other Liabilities                                                                          26,089                 24,360
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         526,229                582,122
--------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common Stock                                                                                  574                    571
Additional Paid-in Capital                                                                465,082                461,193
Retained Earnings                                                                          13,856                  7,723
Treasury Stock                                                                             (3,966)                (3,966)
Cumulative Translation Adjustment                                                         (29,837)               (17,658)
Unrealized Gains on Investments, Net                                                       21,534                  6,083
                                                                                  ----------------           -------------
Total Shareholders' Equity                                                                467,243                453,946
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $993,472             $1,036,068
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                       -6-



ACNIELSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements


These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes in the ACNielsen Corporation (the "Company") 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

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

The condensed financial statements for periods prior to the Distribution Date are presented on a combined basis and have been prepared using D&B's historical basis of accounting for the assets and liabilities and historical results of operations related to the Company's businesses, except for accounting for income taxes. For the six months ended June 30, 1996, the Company had not recognized benefits for U.S. losses since the Company did not believe that it was more likely than not that such benefits could be recognized on a separate-company basis.

For the period prior to November 1, 1996, the condensed financial statements generally reflect the results of operations and cash flows of the Company as if it were a separate entity. The condensed financial statements include allocations of certain D&B Corporate expenses relating to the Company's businesses that were transferred to the Company from D&B. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate entity during the periods prior to the Distribution.

The computation of net income (loss) per share of common stock for the periods prior to November 1, 1996 is based on the average number of shares of D&B common stock outstanding, adjusted for the one for three distribution ratio.
                                      -7-

Note 3 - Financial Instruments with Off-Balance-Sheet Risk

During the first half of 1997, the Company entered into foreign currency forward contracts to reduce the effect of fluctuating European currencies on certain known transactional exposures. At June 30, 1997, the Company had approximately $18.9 million of foreign exchange forward contracts outstanding, which mature on various dates over the next nine months. Any gain or loss on the forward contract is deferred and included in the measurement of the related foreign currency transaction.

Note 4 - New Accounting Pronouncement
Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted income (loss) per share for the three months and six months ended June 30, 1997 and 1996 would be unchanged from the reported net income
(loss) per share.

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

On June 3, 1997, defendants filed an answer and counterclaims. Defendants denied all material allegations of the complaint. In addition, A.C. Nielsen Company asserted counterclaims against IRI alleging that IRI has made false and misleading statements about A.C. Nielsen's services and commercial activities and that such conduct constitutes a violation of Section 43(a) of the Lanham Act and unfair competition. A.C. Nielsen seeks injunctive relief and damages.

On July 7, 1997, IRI filed an amended complaint seeking to replead the claim of attempted monopolization in the United States, which had been dismissed by the Court in its May 6, 1997 decision. The parties have agreed that defendants shall have until August 18, 1997 to move to dismiss this amended claim.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

The Company's second-quarter net income was $10,249, or $0.18 per share, an $8,543 improvement over the second quarter 1996 income of $1,706 or $0.03 per share. The 1996 second-quarter net income excludes the impact of a tax benefit recorded in the third quarter of 1996 to reduce the Company's full year effective tax rate to 48%. Had the Company provided for a 48% effective tax rate in the second quarter of 1996, net income for the period would have been $5,208 or $0.09 per share.

Second-quarter revenue rose 5.8% to $356,325 from $336,948, reflecting the negative impact of a strong U.S. dollar. Driven by growth in the Americas and Asia Pacific regions, second-quarter revenue advanced 11.3% in local currency.

The Company's operating income in the second quarter increased by $7,628, to $18,657, reflecting profit improvement in the United States.

Non-operating income-net in the second quarter was $322, compared with a non-operating expense- net of $1,014, in the second quarter of 1996, partially as a result of lower interest expense on lower borrowings.

The Company's operating results by geographic region for the quarters ended June 30, 1997 and 1996 are set forth in the table below.

(in thousands)
                                                     Revenues               Operating Income (Loss)
                                           ----------------------------- ---------------------------
                                                  1997           1996         1997          1996

United States                                    $78,206        $69,645      $4,268       $(3,088)
Canada/ Latin America                             52,499         44,812       7,065         7,427
                                                  ------         ------      ------        ------
    Total Americas                               130,705        114,457      11,333         4,339
Europe, Middle East & Africa                     149,374        151,434       8,243         9,231
Asia Pacific                                      68,171         62,548       1,751         1,449
ACN Japan                                          8,075          8,509      (2,670)       (3,990)
                                                  ------         ------      ------        ------

     Total                                      $356,325       $336,948     $18,657       $11,029
                                                ========       ========     =======       =======


The following discusses second quarter results on a geographic basis:

Total Americas revenue increased 14.2% to $130,705 from $114,457. Excluding the impact of currency translation, revenue grew 15.9%. Operating income was $11,333, compared with $4,339 in the second quarter of 1996. In the United States, revenue grew 12.3% to $78,206, led by increased sales of key-account information in the retail measurement business, as well as consumer panel services. The U.S. recorded its fourth consecutive profitable quarter, as operating income reached $4,268, a $7,356 improvement over 1996's $3,088 operating loss. The gain was the result of higher revenue, coupled with increased operating efficiency.

In Canada and Latin America, revenue increased 17.2%, to $52,499, driven by growth in each of Canada's core businesses - retail measurement, consumer panels and customized research - as well as higher retail tracking and customized research revenue in several Latin American markets. Operating income decreased $362 to $7,065 from $7,427 due to higher costs associated with improving the Company's business in Argentina and the impact of the strong U.S. dollar, particularly in Mexico and Brazil, which reduced operating income by $400.

Revenue for the Europe, Middle East & Africa ("EMEA") region declined 1.4%, to $149,374, due to the impact of the strong U.S. dollar. Revenue for EMEA grew 7.8% in local currency, resulting from improved results in the U.K., France and Ireland; strong growth in Eastern Europe and the addition of recently acquired businesses in Turkey, South Africa and Israel. However, EMEA operating income decreased $988, to $8,243, for the quarter, primarily the result of an unfavorable currency translation impact of $1,858, and costs associated with improving the Company's European operations.

Asia Pacific's revenue increased 9% to $68,171, led by improved results in China, Hong Kong, Taiwan, Thailand, Korea, Singapore and the Philippines. Revenue for Asia Pacific grew 11.4% in local currency. The region's operating income increased $302 to $1,751, as improved operating efficiency and lower costs began to take hold across the region.

ACNielsen Japan reported revenue of $8,075, down slightly from the prior year. Excluding the impact of the strong U.S. dollar, revenue grew 9.5%. Japan reduced its operating loss by $1,320, to $2,670, as it continued to more closely align its operating costs with revenue.

Net income for the six months ended June 30, 1997 was $6,133 or $0.11 per share, compared with a year-ago net loss of $17,484, or $0.31 per share. The 1996 net loss excludes the impact of a tax benefit recorded in the third quarter of 1996 to reduce the Company's full year effective tax rate to 48%. Had the Company provided for the 48% effective tax rate in the first half of 1996, the net loss for the period would have been $3,918 or $0.07 per share.

Revenue for the six months ended June 30, 1997 was $681,099, an increase of 5.7% from the six-month period of 1996, reflecting the negative impact of a strong U.S. dollar. Driven by growth in the Americas and Asia Pacific regions, revenue advanced 10% in local currency. The Company increased its operating income in the first half of the year by $17,200, to $9,479, reflecting profit improvements in the United States.

Non-operating income-net was $1,878, compared with $185 in the first half of 1996, primarily reflecting lower interest expense.

The Company's operating results by geographic region for the six months ended June 30, 1997 and 1996 are set forth in the table below.

(in thousands)
                                                     Revenues               Operating Income (Loss)
                                           -----------------------------  --------------------------
                                                  1997           1996         1997          1996

United States                                   $151,513       $136,418      $4,718      $(10,552)
Canada/ Latin America                            100,558         85,673       9,896         9,412
                                                  ------         ------      ------        ------
    Total Americas                               252,071        222,091      14,614        (1,140)
Europe, Middle East & Africa                     282,999        286,393       1,245         1,160
Asia Pacific                                     129,736        119,148        (642)        1,181
ACN Japan                                         16,293         16,608      (5,738)       (8,922)
                                                  ------         ------      ------        ------

     Total                                      $681,099       $644,240      $9,479       $(7,721)
                                                ========       ========      ======       ========

The following discusses first half results on a geographic basis:

Year-to-date total Americas revenue increased 13.5% to $252,071 from $222,091. Excluding the impact of currency translation, revenue grew 14.9%. Operating income was $14,614, compared with an operating loss of $1,140 in the first half of 1996.

In the United States, revenue grew 11.1% to $151,513, led by strong performances in Retail Management Services and Consumer Panels. Operating income reached $4,718, a $15,270 improvement over the first half of 1996's $10,552 operating loss. The gain was the result of increased operating efficiency and revenue growth.

In Canada and Latin America, year-to-date revenue grew 17.4%, led by an increase in Latin America, and combined growth in all of Canada's businesses. Operating income increased 5.1% to $9,896 from the prior year.

Revenue for the first half of 1997 in the Europe, Middle East & Africa ("EMEA") region declined 1.2% to $282,999, due to the impact of the strong U.S. dollar. Revenue for EMEA grew 6.1% in local currency, resulting from gains in Eastern Europe and France and the new acquisitions in South Africa, Turkey and Israel. Operating income increased $85, to $1,245 for the year.

Asia Pacific's year-to-date revenue increased 8.9% to $129,736, led by increased sales in North Asia and Southeast Asia. Revenue for Asia Pacific grew 10.0% in local currency. The region's operating loss was $642 compared with operating income of $1,181 in 1996, due to higher overall operating expenses in the first quarter of 1997.

Revenue for ACNielsen Japan was down slightly from 1996 to $16,293. Excluding the impact of the strong U.S. dollar in the first half of the year, revenue in local currency was up 12.1%. Japan reduced its operating loss by $3,184, to $5,738, as higher revenue and cost control efforts continued the operating improvement.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1997 and 1996

Net cash provided by operating activities for the six months ended June 30, 1997, totaled $1,083 compared with net cash used of $7,870 for the comparable period in 1996. The change primarily is the result of improved operating results (net income of $6,133 in 1997 as compared to a net loss of $17,484 in 1996) and lower postemployment benefit payments ($8,290), offset by an increase in accounts receivable ($19,435) and increased payments related to the 1995 non-recurring charge ($5,280).

Net cash used in investing activities totaled $40,937 for the six months ended June 30, 1997 compared with $44,084 for the comparable period in 1996. The decrease in cash used in investing activities primarily represents lower capital expenditures ($8,959) and lower additions to computer software ($4,149), offset by increased project costs included in other investing and the payments for acquisition of businesses ($5,082).

Net cash used in financing activities for the six months ended June 30, 1997, totaled $6,233 compared with cash provided by financing activities of $54,397 for the comparable period in 1996. The decrease in the cash provided of $60,630 primarily reflected the absence of remittances from D&B of $41,876 and a decrease in borrowings in the current year of $10,347 as compared with increases in borrowings of $12,924 during the comparable period in 1996.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        Information required by this item is contained in Note 5 - Litigation, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the ACNielsen Corporation was held on April 16, 1997.

        The following nominees for director named in the Proxy Statement dated March 11, 1997 were elected at the Meeting by the votes indicated.

                                             For                      Withheld
        Donald W. Griffin                 44,132,880                  7,005,407

        Robert M. Hendrickson             44,143,052                  6,995,235

        Brian B. Pemberton                44,142,711                  6,995,576

        Nicholas L. Trivisonno            44,146,806                  6,991,481

        The votes in favor of the election of the nominees represent at least 86.3% of the shares voted for each of the nominees.

        The ratification of the selection of Arthur Andersen LLP as Independent Public Accountants for 1997 was approved by the following vote:

                                 For        Against       Abstain
        Number of shares     50,963,943     113,590        60,653

        The proposal to approve the Company's 1996 Key Employees' Stock Incentive Plan was approved by the following vote:
                                                                        Broker
                                 For        Against       Abstain      Non-Votes
        Number of shares     32,820,922   14,324,939      235,523      3,756,802

        The proposal to approve the Company's 1996 Senior Executive Incentive Plan was approved by the following vote:
                                                                        Broker
                                 For        Against       Abstain      Non-Votes
        Number of shares     44,601,307    2,485,809      294,268      3,756,802


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.
         (10) Material Contracts
             (i) 1996 ACNielsen Corporation Key Employees Stock Incentive Plan (As amended April 17, 1997)

         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended
         June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ACNIELSEN CORPORATION
                                                      (Registrant)

Date: August 12, 1997                     By:     /s/ROBERT J. CHRENC
                                                  ===========================
                                                  Robert J. Chrenc
                                                  Executive Vice President
                                                   and Chief Financial Officer



Date: August 12, 1997                     By:     /s/WILLIAM R. HICKS
                                                  ===========================
                                                  William R. Hicks
                                                  Vice President and Controller