Form 10-Q
period 1997-09-30
ACNIELSEN CORP
filed 1997-11-13
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                                        OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to
                               ----------------------        -------------------

                     Commission file number 001-12277


                         ACNIELSEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-1454128
--------------------------------------     -------------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)

 177 Broad Street, Stamford, CT                          06901
--------------------------------------     -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code                (203) 961-3000
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
                                                         Shares Outstanding
  Title of Class                                         at October 31, 1997
  Common Stock,
  par value $.01 per share                                   57,383,917

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended September 30, 1997 and 1996                      3

Condensed Consolidated Statements of Income (Unaudited)
      Nine Months Ended September 30, 1997 and 1996                       4

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1997 and 1996                       5

Condensed Consolidated Balance Sheets
      September 30, 1997 (Unaudited) and December 31, 1996                6

Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                               15





PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Income (Unaudited)
(Amounts in thousands except per share amounts)

                                                                                      Three Months Ended
                                                                                        September 30,
                                                                       -------------------------------------------------

                                                                                1997                      1996
                                                                       -----------------------    ----------------------
Operating Revenue                                                             $346,864                   $346,743
Operating Costs                                                                181,308                    184,335
Selling and Administrative Expenses                                            118,760                    123,917
Depreciation and Amortization                                                   23,653                     23,295
                                                                       -----------------          -----------------

Operating Income                                                                23,143                     15,196


Interest Income                                                                  2,413                      2,317
Interest Expense                                                                  (432)                    (1,394)
Other Expense - Net                                                               (233)                      (126)
                                                                       -----------------
                                                                                                  -----------------
Non-Operating Income - Net                                                       1,748                        797

Income Before Income Tax Provision                                              24,891                     15,993

Income Tax Provision (Benefit)                                                  11,160                     (5,889)
                                                                       -----------------          -----------------

Net Income                                                                     $13,731                    $21,882
                                                                       =================          =================


Net Income Per Share of Common Stock                                             $0.23                      $0.39
                                                                       =================          =================

Average Number of Shares Outstanding                                            59,540                     56,713







See accompanying notes to the condensed consolidated financial statements (Unaudited).








ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Income (Unaudited)
(Amounts in thousands except per share amounts)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                       -------------------------------------------------

                                                                              1997                       1996
                                                                       --------------------     ------------------------
Operating Revenue                                                          $1,027,963                    $990,983

Operating Costs                                                               563,765                     539,920
Selling and Administrative Expenses                                           361,015                     373,005
Depreciation and Amortization                                                  70,561                      70,583
                                                                       ----------------         -------------------

Operating Income                                                               32,622                       7,475


Interest Income                                                                 5,465                       5,599
Interest Expense                                                               (2,117)                     (4,045)
Other Income (Expense) - Net                                                      278                        (572)
                                                                       ----------------
                                                                                                -------------------
Non-Operating Income - Net                                                      3,626                         982

Income Before Income Tax Provision                                             36,248                       8,457

Income Tax Provision                                                           16,384                       4,059
                                                                       ----------------         -------------------

Net Income                                                                    $19,864                      $4,398
                                                                       ================         ===================


Net Income Per Share of Common Stock                                            $0.34                       $0.08
                                                                       ================         ===================

Average Number of Shares Outstanding                                           58,047                      56,639







See accompanying notes to the condensed consolidated financial statements (Unaudited).




ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ------------------------------------
                                                                                1997                     1996
                                                                                ------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $19,864                     $4,398
  Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:
    Depreciation and Amortization                                                70,561                     70,583
    Deferred Income Taxes                                                         3,399                      5,647
    Restructuring Payments                                                            -                       (342)
    Payments Related to 1995 Non-Recurring Charge                               (29,612)                   (22,387)
    Postemployment Benefit Expense                                                  547                      2,308
    Postemployment Benefit Payments                                             (10,529)                   (16,927)
    Net Decrease (Increase) in Accounts Receivable                                3,187                    (11,770)
    Net Increase in Other Working Capital Items                                 (12,573)                   (30,813)
    Other                                                                           774                       (554)
                                                                --
----------------------------------------------------------------  --------------------------------------------------
Net Cash Provided by Operating Activities                                        45,618                        143
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                 264                        314
Payments for Marketable Securities                                                  (62)                      (303)
Capital Expenditures                                                            (31,840)                   (44,981)
Additions to Computer Software                                                   (9,328)                   (16,818)
Payments for Business  Acquisitions                                              (5,082)                         -
Decrease in Other Investments                                                     2,332                        351
Other                                                                           (13,766)                   (18,258)
                                                                --
----------------------------------------------------------------  --------------------------------------------------
Net Cash Used in Investing Activities                                           (57,482)                   (79,695)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net Transfers from The Dun & Bradstreet Corporation                                   -                    217,511
(Decrease) Increase in Short-Term Borrowings                                    (10,491)                     9,410
Common Stock Issuances under Stock Plans                                          7,121                          -
Other                                                                               509                       (971)
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                               (2,861)                  225,950
--------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                     (7,894)                      (604)
--------------------------------------------------------------------------------------------------------------------
 (Decrease) Increase in Cash and Cash Equivalents                               (22,619)                   145,794
Cash and Cash Equivalents, Beginning of Period                                  185,005                     89,568
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                       $162,386                   $235,362
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                         $1,983                     $3,941
Cash paid during the period for income taxes                                    $22,624                    $40,656

See accompanying notes to the condensed consolidated financial statements (Unaudited).
                                                            -5-



ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30              December 31
                                                                                          1997                      1996
                                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and Cash Equivalents                                                               $162,386               $185,005
Accounts Receivable-Net                                                                  253,611                270,603
Other Current Assets                                                                      31,343                 30,822
                                                                                  -----------------          -------------
       Total Current Assets                                                              447,340                486,430
Marketable Securities and Other Investments                                               43,141                 26,352
Property, Plant and Equipment-Net                                                        163,412                186,053
Other Assets
Prepaid Pension                                                                           49,169                 46,743
Computer Software-Net                                                                     29,613                 37,858
Intangibles & Other Assets-Net                                                            48,705                 48,610
Goodwill-Net                                                                             203,043                204,022
                                                                                  -----------------          -------------
       Total Other Assets                                                                330,530                337,233
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $984,423             $1,036,068
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                        $73,434                $84,680
Short-Term Debt                                                                           25,296                 36,761
Accrued and Other Current Liabilities                                                    231,669                260,606
Accrued Income Taxes                                                                      54,798                 64,268
                                                                                  -----------------          -------------
       Total Current Liabilities                                                         385,197                446,315
Postretirement and Postemployment Benefits                                                67,394                 78,924
Deferred Income Taxes                                                                     39,039                 32,523
Other Liabilities                                                                         26,520                 24,360
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        518,150                582,122
--------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common Stock                                                                                 576                    571
Additional Paid-in Capital                                                               468,309                461,193
Retained Earnings                                                                         27,587                  7,723
Treasury Stock                                                                            (3,966)                (3,966)
Cumulative Translation Adjustment                                                        (43,139)               (17,658)
Unrealized Gains on Investments, Net                                                      16,906                  6,083
                                                                                  -----------------          -------------
Total Shareholders' Equity                                                               466,273                453,946
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $984,423             $1,036,068
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

The condensed financial statements for periods prior to the Distribution Date are presented on a combined basis and have been prepared using D&B's historical basis of accounting for the assets and liabilities and historical results of operations related to the Company's businesses, except for accounting for income taxes. For the six months ended June 30, 1996, the Company had not recognized benefits for U.S. losses. During the three months ended September 30, 1996, the effective tax rate was adjusted to 48.0% on a year-to-date basis.

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

The computation of net income per share of common stock for the periods prior to November 1, 1996 is based on the average number of shares of D&B common stock outstanding, adjusted for the one for three distribution ratio.

The weighted average number of shares outstanding increased by 1.0 million shares and 2.3 million shares for the nine-month and three-month periods ended September 30, 1997, respectively, due to the rise in the Company's stock price and the related impact of the assumed exercise of outstanding stock options.

Note 3 - Financial Instruments with Off-Balance-Sheet Risk

During the first nine months of 1997, the Company entered into foreign currency forward contracts to reduce the effect of fluctuating European currencies on certain known transactional exposures. At September 30, 1997, the Company had approximately $11.2 million of foreign exchange forward contracts outstanding, which mature on various dates over the next seven months. Any gain or loss on the forward contract is deferred and included in the measurement of the related foreign currency transaction.

Note 4 - New Accounting Pronouncement
Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted income per share for the nine months ended and three months ended September 30, 1996 would be unchanged from the reported net income per share. However, basic income per share for the three and nine month periods ended September 30, 1997 would have been $0.24 and $0.35, respectively, or $0.01 higher than diluted income per share.

Note 5 - Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company (which is a subsidiary of the Company "A.C. Nielsen") and I.M.S. International, Inc., a subsidiary of Cognizant Corporation ("IMS") (the "IRI Action").

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

By notice of motion dated October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision on the motion to dismiss. The Court dismissed IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer and counterclaims. Defendants denied all material allegations of the complaint. In addition, A.C. Nielsen asserted counterclaims against IRI alleging that IRI has made false and misleading statements about A.C. Nielsen's services and commercial activities and that such conduct constitutes a violation of Section 43(a) of the Lanham Act and unfair competition. A.C. Nielsen seeks injunctive relief and damages.

On July 7, 1997, IRI filed an amended complaint seeking to replead the claim of attempted monopolization in the United States, which had been dismissed by the Court in its May 6, 1997 decision. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. The motion is under consideration by the Court.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

The Company's third-quarter net income was $13,731, or $0.23 per share, compared with reported third quarter 1996 net income of $21,882 or $0.39 per share. The 1996 third-quarter net income includes the impact of a tax benefit recorded in the quarter to reduce the Company's year-to-date effective tax rate to 48%. Excluding the impact of the tax benefit, net income for the third quarter of 1997 improved by $5,415 or $0.08 per share.

Third-quarter revenue of $346,864, remained essentially even with last year, reflecting the negative impact of a strong U.S. dollar. Driven by growth in each region, third-quarter revenue advanced 6.8% in local currency.

The Company's operating income in the third quarter increased by 52.3% to $23,143. This increase was due to a substantial rise in U.S. operating income, a double-digit gain in Asia Pacific, and much improved results in Japan.

Non-operating income-net in the third quarter increased by $951, to $1,748, reflecting lower interest expense on lower borrowings.

The Company's operating results by geographic region for the quarters ended September 30, 1997 and 1996 are set forth in the table below.

(in thousands)

                                                       Revenues            Operating Income (Loss)
                                           ----------------------------- ---------------------------
                                                  1997           1996         1997            1996
United States                                    $78,248        $73,064      $8,240          $868
Canada/ Latin America                             51,128         47,675       6,922         7,779
                                                  ------         ------       -----         -----
    Total Americas                               129,376        120,739      15,162         8,647
Europe, Middle East & Africa                     139,514        150,390       5,393         6,805
Asia Pacific                                      69,018         66,595       4,721         3,261
ACN Japan                                          8,956          9,019      (2,133)       (3,517)
                                                   -----          -----      -------       -------

      Total                                     $346,864       $346,743     $23,143       $15,196
                                                ========       ========     =======       =======



The following discusses third quarter results on a geographic basis:

Total Americas revenue increased 7.2% to $129,376 from $120,739. Excluding the impact of currency translation, revenue grew 8.6%. Operating income increased 75.3% to $15,162, from $8,647 in the third quarter of 1996. In the United States, revenue grew 7.1% to $78,248, led by increased sales of key-account information and custom trading area data in the retail measurement business, and in consumer panel services, which benefited from expansion of the base business and the addition of new services. The U.S. recorded its fifth consecutive profitable quarter, as improved operating efficiency combined with higher revenue produced $8,240 of operating income, compared with operating income of $868 in 1996.

In Canada and Latin America, revenue increased 7.2%, to $51,128 from $47,675. Excluding the impact of foreign currency translation, revenue increased 10.9%. Canada produced double-digit revenue growth, led by higher sales of retail measurement services, while Latin America had a solid revenue quarter, with particularly strong performances in Mexico and Colombia. Operating income, however, was down $857 to $6,922 from $7,779, due to a slower-than-expected turnaround of the Company's operations in Argentina, and the negative impact of currency translation in several Latin American markets.

Revenue for the Europe, Middle East & Africa ("EMEA") region declined 7.2%, to $139,514, after absorbing a negative $18.3 million currency translation impact. Operating income, including a negative foreign exchange impact of $2.3 million, was $5,393, down $1,412 from 1996. In local currency, the region achieved a 4.9% gain in revenue and a 12.5% improvement in operating income. The gains were due to improved results in the U.K., Ireland, the Netherlands, Scandinavia and Eastern Europe, and the addition of revenue and income from new or expanded operations in Turkey, South Africa and Israel.

Asia Pacific's revenue increased 3.6% to $69,018, from $66,595, despite the devaluation of several Southeast Asia currencies against the U.S. dollar. Revenue for Asia Pacific grew 8% in local currency, with Taiwan, Korea, the Philippines, Malaysia and Indonesia providing particularly strong results. Reported operating income increased 44.8% to $ 4,721 from $3,261. Operating income rose 60.7% in local currency, boosted by the region's continued focus on client service, operating efficiency and profitability.

ACNielsen Japan reported revenue of $8,956, essentially unchanged from the prior year. Excluding the impact of the strong U.S. dollar, revenue grew 6.2%, resulting from strong retail measurement sales. With strong volume, tighter cost controls and a favorable impact of currency on costs, ACNielsen Japan continued to lower its operating loss, which amounted to $2,133 for the quarter, a 39.4% improvement over the prior year.

Net income for the nine months ended September 30, 1997 was $19,864 or $0.34 per share, compared with $4,398, or $0.08 per share a year ago.

Revenue for the nine months ended September 30, 1997 was $1,027,963, an increase of 3.7% from the nine-month period of 1996, reflecting the negative impact of a strong U.S. dollar. Driven by growth in all regions, revenue advanced 8.9% in local currency. The Company increased its operating income in the first nine months of the year by $25,147, to $32,622, despite a negative translation impact of $5.5 million.
                                                       -11-

Non-operating income-net was $3,626, compared with $982 in the first nine months of 1996, primarily reflecting lower interest expense.

The Company's operating results by geographic region for the nine months ended September 30, 1997 and 1996 are set forth in the table below.

(in thousands)
                                                           Revenues              Operating Income
                                                                                           (Loss)
                                                --------------------------- ---------------------------
                                                   1997          1996          1997            1996

United States                                    $229,761      $209,482      $12,958        $(9,684)
Canada/ Latin America                             151,686       133,348       16,818         17,191
                                                  -------       -------       ------         ------
    Total Americas                                381,447       342,830       29,776          7,507
Europe, Middle East & Africa                      422,513       436,783        6,638          7,965
Asia Pacific                                      198,754       185,743        4,079          4,442
ACN Japan                                          25,249        25,627       (7,871)      (12,439)
                                                   ------        ------       -------      --------

     Total                                     $1,027,963      $990,983      $32,622        $7,475
                                               ==========      ========      =======        ======

The following discusses results for the nine months ended September 30, 1997 on a geographic basis:

Year-to-date total Americas revenue increased 11.3% to $381,447 from $342,830. Excluding the impact of currency translation, revenue grew 12.7%. Operating income was $29,776, compared with $7,507 in the first nine months of 1996.

In the United States, revenue grew 9.7% to $229,761, led by strong performances in Retail Management Services and Consumer Panel. Operating income reached $12,958, a $22,642 improvement over 1996's operating loss of $9,684.
The gain was the result of increased operating efficiency and revenue growth.

In Canada and Latin America, year-to-date revenue grew 13.8%, led by increases in both regions. In local currency, revenue grew 17.5%. Operating income decreased 2.2% to $16,818 from $17,191 in 1996, primarily from a slower than expected turnaround of the Company's operations in Argentina and the negative impact of currency translation in several Latin American countries.

Revenue for the first nine months of 1997 in the Europe, Middle East & Africa ("EMEA") region declined 3.3% to $422,513, from $436,783 in 1996, due to the impact of the strong U.S. dollar. Revenue for EMEA grew 5.7% in local currency, resulting from gains in Western Europe, Eastern Europe, Great Britain and Ireland, and the new acquisitions in South Africa, Turkey and Israel. Operating income decreased $1,327, to $6,638, principally from the impact of a strong U.S. dollar.

Asia Pacific's year-to-date revenue increased 7.0% to $198,754 from $185,743, led by increased sales in Northern Asia and Southeast Asia. Revenue for Asia Pacific grew 9.3% in local currency. The region's operating income was $4,079 compared with operating income of $4,442 in 1996, due to higher overall operating expenses in the first quarter of 1997 and the impact of the stronger U.S. dollar.
                                                       -12-

Revenue for ACNielsen Japan was down slightly from 1996 to $25,249. Excluding the impact of the strong U.S. dollar, revenue in local currency was up 10%. Japan reduced its operating loss by $4,568, to $7,871, as higher local currency revenue, cost control efforts and a favorable impact of currency on costs contributed to the operating improvement.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1997 and 1996

Net cash provided by operating activities for the nine months ended September 30, 1997 totaled $45,618, compared with $143 for the comparable period in 1996. The change primarily is the result of improved operating results (net income of $19,864 in 1997 as compared with net income of $4,398 in 1996), lower income taxes paid of $18,032 (included in other working capital items), improved collection of accounts receivable ($14,957) and lower postemployment benefit payments ($6,398), partially offset by increased payments related to the 1995 non-recurring charge ($7,225).

Net cash used in investing activities totaled $57,482 for the nine months ended September 30, 1997, compared with $79,695 for the comparable period in 1996. The decrease in cash used in investing activities primarily represents lower capital expenditures ($13,141) and lower additions to computer software ($7,490), offset by increased payments for acquisition of businesses ($5,082).

Net cash used in financing activities for the nine months ended September 30, 1997 totaled $2,861, compared with net cash provided by financing activities of $225,950 for the comparable period in 1996. The decrease in the cash provided of $228,811 primarily reflected the absence of remittances from D&B of $217,511 and a decrease in borrowings in the current year of $10,491, as compared with increased borrowings of $9,410 during the comparable period in 1996.

Year 2000

The Company relies on software and related technologies in the operation of its business. In connection with the Year 2000, the Company currently believes that it will be able to modify or replace its affected systems in a timely manner and with no disruptions to its operations.

Preliminary estimates of the total Year 2000 compliance costs to be incurred with respect to the affected systems approximate $15 to $20 million over the costs of normal software upgrades and replacements. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Such costs will be incurred primarily in 1998.

The Company also is communicating with its data suppliers and customers regarding the Year 2000 issue. Failure by data suppliers to successfully address the issue could result in delays in data becoming available to the Company for use in its products and services. Failure by customers could disrupt their ability to maximize their use of such products and services. The Company is currently unable to determine the effect, if any, that such failures might have on the Company's operations or future business results.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.
          (4) Instruments Defining the Rights of Security Holders, Including Indentures First Amendment dated as of July 1, 1997 to the ACNielsen Corporation $125,000,000 Credit Agreement dated as of December 19, 1996
         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ACNIELSEN CORPORATION
                                                               (Registrant)

Date:  November 13, 1997                  By:      /s/ROBERT J. CHRENC
                                                  =============================
                                                  Robert J. Chrenc
                                                  Executive Vice President
                                                    and Chief Financial Officer



Date:  November 13, 1997                  By:      /s/WILLIAM R. HICKS
                                                  =============================
                                                  William R. Hicks
                                                  Vice President and Controller