Form 10-K
period 1997-12-31
ACNIELSEN CORP
filed 1998-03-26
CIK 1019878

================================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                      -----------------------------
                               FORM 10-K
                      -----------------------------


(Mark One)
       X   Annual Report Pursuant to Section 13 or 15(d) of the Securities
----------        Exchange Act of 1934

           For the fiscal year ended December 31, 1997
                                            or
           Transition Report Pursuant to Section 13 or 15(d) of the Securities
----------        Exchange Act of 1934
           For the Transition Period From__________to__________.

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

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                         on which registered
     -------------------                                ---------------------
Common Stock, par value $.01 per share. . . . . . . .. .New York Stock Exchange

Preferred Share Purchase Rights. . . . . . . . . . . . .New York Stock Exchange
      Securities registered pursuant to Section 12(g) of the Act: None

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

         As of January 31, 1998, 57,307,550 shares of Common Stock of ACNielsen Corporation were outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based upon its closing transaction price on the Composite Tape on January 30, 1998) was approximately $1,235 million.*

*Calculated by excluding all shares held by executive officers and directors of the registrant, without conceding that all such persons are affiliates of the registrant for purposes of the Federal securities laws.

                  Documents Incorporated by Reference
                  -----------------------------------
     Parts I and II: Portions of Registrant's Annual Report to Shareholders for the 1997 Fiscal Year.
     Part III: Portions of Registrant's Proxy Statement dated March 13, 1998.


         The Index to Exhibits is located on Pages 18 to 20.


================================================================================

                                     PART I

         As used in this report, except where the context indicates otherwise, the terms "Company" and "ACNielsen" mean ACNielsen Corporation and all subsidiaries consolidated in the financial statements incorporated herein by reference.

ITEM 1. BUSINESS

General

         ACNielsen Corporation began operating as an independent, publicly-held company on November 1, 1996 (the "Distribution Date") as a result of the distribution (the "Distribution") on that date by The Dun & Bradstreet Corporation ("D&B") to D&B's shareholders of the Company's $.01 par value Common Stock, at a distribution ratio of one share of the Company for three shares of D&B. As part of a reorganization of its businesses, D&B also distributed all of the outstanding common stock of Cognizant Corporation ("Cognizant") on the Distribution Date.

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

         ACNielsen operates outside the United States through a number of subsidiaries, affiliates and joint ventures. In 1997, more than 75% of ACNielsen's revenues were generated outside the United States.

         ACNielsen operates across a wide spectrum of research services. These services generally fall into four categories: Retail Measurement Services, Customized Research Services, Media Measurement Services and Consumer Panel Services.

         ACNielsen also offers its customers, through a wide range of modeling and analytic services, custom-tailored insights into complex marketing and sales issues. Typical assignments range from marketing-mix modeling to category management analysis, including topics as diverse as pricing strategy, consumer driven market structure, variety management, outlet switching and promotion tactics.

         ACNielsen's clients include retailers, brokers and distributors of retail information, manufacturers of consumer packaged goods and other products, and companies operating in various service industries (including financial services, telecommunications, advertising, television and radio broadcasting, motion pictures and publishing).


         ACNielsen operates in one industry segment, Market Research, Information and Analysis Services. The approximate revenues attributable to each category of service provided by ACNielsen were as follows for the periods shown (in millions of dollars):

                                                   Year ended December 31,
                                                   -----------------------
                                              1997           1996          1995
                                              ----           ----          ----

Retail Measurement...................... $     989      $     974     $     938
Customized Research.....................       191            188           172
Media Measurement.......................       120            114            99
Consumer Panel..........................        92             83            72
                                       ------------     ----------    ----------
             Total...................... $ 1,392       $  1,359      $  1,281
                                       ============     ==========    ==========

         The number of full-time equivalent employees of the Company at December 31, 1997 was approximately 19,800. Of this number, approximately 2,342 full-time equivalent employees are located in the United States, and none of these are represented by labor unions. ACNielsen's non-U.S. employees are subject to numerous labor council or similar relationships which vary due to the diverse cultures in which ACNielsen operates. Management believes that labor relations generally are satisfactory and have been maintained in a normal and customary manner.

Retail Measurement Services

         Through its Retail Measurement Services, the cornerstone of ACNielsen's business, the Company delivers data to customers on product movement and related causal information (ie. coupons, in-store promotions and other information or conditions affecting sales) on six continents. Introduced in 1933, ACNielsen's original Food and Drug Indexes soon became the industry measurement tool for understanding the dynamics of product sales. Over the years, technology has dramatically improved ACNielsen's ability to collect and analyze information from retailers and consumers. The availability of scanning technology in retail outlets in many countries around the world has broadened both the scope and capabilities of ACNielsen's original retail indexes.

         ACNielsen's Retail Measurement Services are available in over 65 countries. Retail Measurement Services include scanning and retail audit services, account level reports, information delivery, merchandising and category management services and marketing and sales applications, along with modeling and analytic services.

         Further expanding its global services, in late 1997, ACNielsen acquired Entertainment Data, Inc. (EDI), a provider of box office information for the motion picture industry. Based in Beverly Hills, California, EDI provides overnight information on box office receipts to studios and exhibitors in the U.S. motion picture industry. EDI also has operations in the U.K., Germany, Spain and France. The information provided by EDI helps users decide where and for how long a movie will play, as well as how advertising and promotional dollars will be spent.

Scanning

         Using the bar codes printed on products and scanners installed in retail outlets, ACNielsen gathers information from stores in the United
States and Canada and certain countries in Europe, Latin America and Asia Pacific. ACNielsen's customers can monitor performance trends and evaluate price and promotion effectiveness by tracking and forecasting non-promoted as well as promotional product movement.

         ACNielsen offers a number of additional services to enhance each customer's understanding of its markets. Among these are services reporting data by customer-defined markets, services aggregating consumer data in multiple channels, and services disaggregating data to satisfy particular needs of customers.

Retail Audit

         In addition to scanning data (which is available only in certain industry sectors and in certain countries), retail audit is a valuable source of market information as a basic measurement tool and as a supplement to scanning data. Retail audit involves the continuous measurement by ACNielsen field auditors of product and category performance in the retail trade, and reporting to clients on sales, distribution, stocks, prices and other measures which assist them in marketing and trade negotiations.

         Retail Audit is divided into industry segments, traditionally called Indexes. The Food Index is generally the largest, but there are also Health and Beauty, Durables, Confectionery, Liquor, Cash & Carry, plus a number of local country Indexes.

In-Store Observation

         ACNielsen field auditors collect data on where products are located in stores, how many facings they have, on which shelves they are positioned, etc. (broken down by store type, store size and geographic region). ACNielsen also collects causal data. These data add to market insights and help to monitor the implementation of retailer/manufacturer promotional agreements in terms of numeric distribution, space allocation and promotional execution.

Levels of Information

         ACNielsen provides information and insight to customers from a macro to a micro level. Whether on a country, market or individual retailer level, ACNielsen measures the competitive environment in which manufacturers and retailers conduct business. In some countries ACNielsen also provides store census data which allow retailers and manufacturers to understand consumer behavior within a specific store or group of stores as well as within a retail trading area.

         ACNielsen's account-specific information provides sales and marketing managers with a comprehensive array of retailer-specific sales and merchandising information, producing reports of product and category performance that encompass an organization's own brands as well as competing brands.

         On a global basis, ACNielsen sells and provides to its multi-national customers international reports within and across country boundaries. Products include an International Database (periodic reports of a multi-country retail database) and an International Market Report (a one-time report on a market and its competitive environment).

Delivery of Information

         ACNielsen converts the data which it collects into insights yielding competitive advantage for its clients. These include multi-dimensional reporting, analytical modeling, data navigation and expert systems tools, with services offered in over 65 countries. ACNielsen delivers its information to customers on-line, via CD-ROM and other electronic media, and in printed reports.

         ACNielsen INF*ACT Workstation software is an integrated Windows-based analytical and applications development tool set used worldwide by ACNielsen's customers. Employing on-line analytical processing capabilities, the Workstation enables organizations to access and analyze a wide range of corporate and syndicated information.

         ACNielsen also offers a series of Windows-based intelligent business applications that enhance ACNielsen INF*ACT Workstation functionality, giving organizations the ability to plan, analyze and execute successful marketing and sales programs. Among these applications are Opportunity Explorer, Executive Spotlight, Business Review, Trade Manager, Category Manager, Promotion Optimizer, BrandView and BrandTrack.

         In addition, ACNielsen offers merchandising tools through the SPACEMAN portfolio of products and the PRICEMAN products.

Customized Research Services

         Customized Research Services are used by manufacturers, retailers, financial institutions and other service organizations that seek to understand the position of their current, new and proposed products and services in the marketplace. With customized research capabilities in more than half of the countries in which it operates, ACNielsen is well-positioned to offer its global retail measurement clients, including both manufacturers and retailers, consumer insights from customized research as well as an understanding of dynamic new markets such as entertainment, fast foods, financial services and telecommunications.

         In the fourth quarter, the Company launched Customer eQ in the Asia Pacific Region, ACNielsen's first proprietary customized research product in that region. Customer eQ is designed to enable clients to more effectively measure and evaluate such factors as customer satisfaction and loyalty that influence the value of their businesses.

         In addition to services at the country level, ACNielsen offers multi-country customized studies at both the regional and global levels and has specialist offices in Hong Kong, London, New York, Tokyo and Singapore to carry out customized research in Asia Pacific, Western Europe, North and South America, the Middle East and Africa.

Media Measurement Services

         The information produced by Media Measurement Services includes audience estimates for television, radio and print, plus advertising expenditure measurement and customized media research. Television and radio ratings and readership data are used by program producers, broadcasters, publishers, media planners, airtime buyers and others, on behalf of manufacturers/advertisers and media owners, to determine the best, most cost-efficient way of reaching customers.

         ACNielsen's television audience measurement services, which operate outside the United States and Canada, generally use representative panels of households, each with a meter attached to each television in the household. The meters register viewership, which can be matched with broadcast information to identify viewing of specific programs. In a few countries written diaries are used instead of, or in addition to, meters, with viewers writing the channels, programs and the times watched. With both meter and diary panels, aggregate individual and household viewing is projected to represent national viewing habits.

         Outside of Latin America, ACNielsen's television audience measurement services are operational in approximately 18 countries, primarily in the Asia Pacific Region. Indonesia converted its diary-based measurement systems to electronic meters in 1997. A joint venture in which ACNielsen is a partner is currently establishing a meter panel in India.

         In connection with the Distribution, ACNielsen entered into the TAM Master Agreement (the "TAM Master Agreement") with Cognizant relating to the conduct of the television audience measurement business (the "TAM Business"). See "TAM Master Agreement" below for further information on the TAM Master Agreement.

         ACNielsen's advertising expenditure measurement services provide to customers, primarily advertising agencies and manufacturers/advertisers, verification that individual commercials or commercial campaigns ran as contracted, report the costs of the manufacturers' own and competitors' advertisements and alert users to new and competitive ad campaigns.

         Effective January 1998, the Company became a partner in a joint venture, IBOPE Media Information. The joint venture, operating in Latin America, offers television audience measurement services in nine markets, provides radio audience measurement services in two countries and advertising expenditure measurement services in four countries.

Consumer Panel Services

         Consumer Panel Services help organizations achieve competitive advantage by applying consumer insights derived from the ACNielsen consumer panel database. With a comprehensive portfolio of tools for reporting and analysis, ACNielsen measures the multi-faceted dynamics of consumer behavior across all outlets including: consumer demographics, percentages of households purchasing, products and quantities purchased, frequency of purchases, shopping trips and shopping expenditures, price and promotion sensitivity, price paid, and attitude and usage information.

         In the United States, the ACNielsen Consumer Panel, called Homescan, consists of approximately 52,000 demographically balanced U.S. households that use hand-held scanners to record every bar-coded item purchased. Outside the United States, more than 67,000 households in 14 countries are included in the ACNielsen consumer panel databases.

         ACNielsen employs multiple data collection processes throughout the world. In the United States and several other countries covering approximately 90% of total panel households worldwide, ACNielsen installs in-home scanners with which panelists scan items at home as they unpack purchases from each shopping trip, recording price, promotions and quantity purchased, as well as the age and gender of the shopper and intended user. Information detailing each shopping trip is immediately transmitted, via telephone lines, to ACNielsen.

         Consumer panel applications can be used by both manufacturers and retailers to understand demographics and purchasing habits of consumers. As with all information derived from the ACNielsen Consumer Panel, data capture activity is from all outlet types including grocery, drug, mass merchandiser and warehouse clubs. Customers can choose from a wide variety of applications or analyses, from syndicated to customized and basic to complex. ACNielsen offers a full suite of syndicated category management applications. These reports give manufacturers and retailers insights into cross outlet shopping, consumer loyalty and the value of consumer segments such as the value of core versus occasional shoppers.

         ACNielsen also provides delivery tools that allow marketers to process, chart and analyze ACNielsen Consumer Panel information quickly and easily. Among these are CD-ROM tools and Panel*Fact for Windows, which enable managers to create customized reports to meet their individual analytic needs and to share data and analyses with various members within an organization.

Relationship Among ACNielsen, D&B and Cognizant after the Distribution

         Prior to the Distribution, D&B, Cognizant and ACNielsen entered into certain agreements governing their relationship subsequent to the Distribution and providing for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. The following description summarizes certain terms of such agreements, but is qualified by reference to the texts of such agreements which were previously filed with the Securities and Exchange Commission.

Distribution Agreement

         D&B, Cognizant and ACNielsen entered into a Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among D&B, Cognizant and ACNielsen subsequent to the Distribution.

         In particular, the Distribution Agreement defined the assets and liabilities allocated to and assumed by Cognizant and those allocated to and assumed by ACNielsen. The Distribution Agreement also defined what constituted the "Cognizant Business" and what constituted the "ACNielsen Business".

         Pursuant to the Distribution Agreement, D&B transferred all its right, title and interest in the assets comprising the Cognizant Business to Cognizant and all its right, title and interest in the assets comprising the ACNielsen Business to ACNielsen; Cognizant transferred all its right, title and interest in the assets comprising the D&B business to D&B and all its right, title and interest in the assets comprising the ACNielsen Business to ACNielsen; and ACNielsen transferred all its right, title and interest in the assets comprising the D&B business to D&B and all its right, title and interest in the assets comprising the Cognizant Business to Cognizant. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer was not obtained.

         The Distribution Agreement provided for, among other things, assumptions of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the Cognizant Business, including the IMS and Nielsen Media Research businesses, to Cognizant, (ii) the ACNielsen Business to ACNielsen and (iii) all other liabilities to D&B.

         Pursuant to the Distribution Agreement, neither D&B, Cognizant nor ACNielsen may take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each of D&B, Cognizant and ACNielsen agreed to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Distribution be tax free for Federal income tax purposes, ACNielsen represented to the Internal Revenue Service that, subject to certain exceptions, it had no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, ACNielsen may not initiate any action leading to a change of control as such action could result in the foregoing representations, and the ruling based thereon, being called into question. Accordingly, the acquisition of control of ACNielsen prior to the second anniversary of the Distribution may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

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

Employee Benefits Agreement

         D&B,   Cognizant  and  ACNielsen  entered  into  an  Employee  Benefits
Agreement which allocates responsibility for certain employee benefits matters on and after the Distribution Date.

         Pursuant to the Employee Benefits Agreement (i) ACNielsen adopted a new defined benefit pension plan for its U.S. employees, (ii) D&B is required to continue to sponsor its plan for the benefit of its U.S. employees as well as former employees who terminated employment on or prior to the Distribution Date and (iii) assets and liabilities of the D&B pension plan that were attributable to ACNielsen employees were transferred to the new ACNielsen plan.

         Pursuant to the Employee Benefits Agreement, D&B is required to retain the liability for all benefits under D&B's nonqualified supplemental pension plans that were vested prior to the Distribution Date, but ACNielsen is required to guarantee payment of these benefits to its employees in the event that D&B is unable to satisfy its obligations.

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

         In addition, ACNielsen agreed to certain restrictions on payments of dividends and share repurchases above specified levels. ACNielsen also agreed not to engage in mergers, acquisitions or dispositions, including joint venture investments, if, after giving effect to any such transaction, ACNielsen would be unable to meet a specified fixed charge coverage ratio, and, if any such transaction involves aggregate consideration in excess of $50 million, then ACNielsen is also required to receive and to cause to be delivered to Cognizant and D&B an investment banker's fairness opinion.

         The Indemnity and Joint Defense Agreement also sets forth certain provisions governing the defense of the IRI Action pursuant to which the parties agree to be represented by the same counsel. Legal expenses are to be shared equally by the three parties.

TAM Master Agreement

         Cognizant and ACNielsen entered into the TAM Master Agreement relating to the conduct of the television audience measurement business (the "TAM Business").

         Pursuant to the TAM Master Agreement and certain ancillary trademark and technology licensing agreements (together with the TAM Master Agreement, the "TAM Agreement"), Cognizant or a newly established entity is required to license to ACNielsen (i) a non-exclusive right to use certain trademarks in connection with the TAM Business outside the United States and Canada for five years and
(ii) a non-exclusive right to use specified technology in Australia, Ireland and India in connection with the TAM Business for five years or such longer period as is required to fulfill contractual obligations existing on the Distribution Date.

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

Intellectual Property Agreement

         D&B, Cognizant and ACNielsen entered into an Intellectual Property Agreement (the "IP Agreement") providing for the allocation and recognition by and among these companies of rights under patents, copyrights, software, technology, trade secrets and certain other intellectual property owned by D&B, Cognizant or ACNielsen and their respective subsidiaries as of the Distribution Date. The IP Agreement also contains various provisions governing the future use of certain trademarks owned by ACNielsen prior to the Distribution Date, including limitations upon both Cognizant's and ACNielsen's use of the "Nielsen" name, standing alone or as part of a name describing any new product or service to be offered. (See Item 1- "Intellectual Property.")

Competition

         ACNielsen has numerous competitors in its various lines of business throughout the world. Some are companies with diverse product and service lines; others have more limited product and service offerings. Competition comes from companies specializing in marketing research; the in-house research departments of manufacturers and advertising agencies; retailers selling information directly or through brokers; information management and software companies; and consulting and accounting firms.

         In Retail Measurement Services, ACNielsen's principal competitor in the United States is Information Resources, Inc. (IRI). IRI is also active in Canada, Europe and Latin America by itself and through joint ventures with GFK (Germany), Taylor Nelson AGB/Sofres in Europe and other companies, and is expanding globally.

         In Customized Research Services, a significant competitor is Kantar, the marketing research arm of WPP Group Plc., which operates globally through BMRB International, Millward Brown International and Research International.

         In Media Measurement Services, significant competitors include Taylor Nelson AGB/Sofres, GFK, AGBItalia, and Video Research (Japan).

         In Consumer Panel Services, significant competitors include NPD, operating in North America, and the Europanel consortium, which includes Taylor Nelson AGB/Sofres and GFK, operating in Europe. IRI also competes in this area.

         Principal competitive factors include innovation, the quality, reliability and comprehensivesness of analytical services and data, flexibility in tailoring services to client needs, price, and geographical and market coverage.

Foreign Operations

         As indicated above, ACNielsen engages in a significant portion of its business outside of the United States, with more than 75% of its revenues in 1997 being generated through non-U.S. sources. ACNielsen's foreign operations are subject to the usual risks inherent in carrying on business outside the United States, including fluctuations in relative currency values, possible nationalization, expropriation, price controls or other restrictive government actions. ACNielsen believes that the risk of nationalization or expropriation is reduced because its products are services and information, rather than products which require manufacturing facilities or the use of natural resources.

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

         Pursuant to the Intellectual Property (IP) Agreement among D&B, Cognizant and ACNielsen, ACNielsen has exclusive rights to the use of the "ACNielsen" name worldwide; however, ACNielsen's future use of the "Nielsen" name standing alone is prohibited and, as a part of a name describing new products and services to be offered, is subject to certain limitations. In addition, the IP Agreement also provided for the establishment of a new entity, jointly owned by Cognizant and ACNielsen, into which certain trademarks incorporating or relating to the "Nielsen" name in various countries were assigned. This entity is obligated to license such trademarks on a royalty-free basis to Cognizant or ACNielsen for use in a manner consistent with the terms of the IP Agreement and for purposes of conducting their respective businesses after the Distribution, and is responsible for preserving the quality of those trademarks and minimizing any risk of possible confusion. Pursuant to the TAM Agreement, Cognizant is required to grant ACNielsen a non-exclusive right to use certain trademarks and technology, as described in "TAM Master Agreement" above. ACNielsen shall not be licensed to use any such trademarks or technology in connection with the conduct of the TAM Business within the United States or Canada.

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

Financial Information about Foreign and Domestic Operations and Export Sales

         The response to item 101(d) of Regulation S-K is incorporated herein by reference to Note 17 Operations by Geographic Area on Page 54 of the 1997 Annual Report.


ITEM 2.  PROPERTIES

         ACNielsen's real properties are geographically distributed to meet sales and operating requirements worldwide. Most of ACNielsen's properties are leased from third parties, including D&B and Cognizant. ACNielsen's properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

         On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company (which is a subsidiary of the Company, "ACNielsenCo") and I.M.S. International, Inc., a subsidiary of Cognizant Corporation ("IMS") (the "IRI Action").

         The complaint alleges various violations of the United States antitrust laws: (1) a violation of Section 1 of the Sherman Act through an alleged practice of tying ACNielsenCo services in different countries or of ACNielsenCo and IMS services; (2) a violation of Section 1 of the Sherman Act through alleged unreasonable restraints of trade consisting of the contracts described above and through alleged long-term agreements with multi-national customers;
(3) a violation of Section 2 of the Sherman Act for monopolization and attempted monopolization of export markets through alleged exclusive data acquisition agreements with retailers in foreign countries, the contracts with customers described above, and other means; (4) a violation of Section 2 of the Sherman Act for attempted monopolization of the United States market through the alleged exclusive data agreements described above, predatory pricing, and other means; and (5) a violation of Section 2 of the Sherman Act for an alleged use of market power in export markets to gain an unfair competitive advantage in the United States.

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

         By notice of motion dated October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision on the motion to dismiss. The Court dismissed IRI's claim of attempted monopolization in the United States with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer and counterclaims. Defendants denied all material allegations of the complaint. In addition, ACNielsenCo asserted counterclaims against IRI alleging that IRI has made false and misleading statements about ACNielsenCo's services and commercial activities and that such conduct constitutes a violation of Section 43(a) of the Lanham Act and unfair competition. ACNielsenCo seeks injunctive relief and damages.

         On July 7, 1997, IRI filed an amended complaint seeking to replead the claim of attempted monopolization in the United States, which had been dismissed by the Court in its May 6, 1997 decision. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied defendants' motion.

         In connection with such action, D&B, Cognizant (the parent company of IMS) and the Company have entered into the Indemnity and Joint Defense Agreement described in "Item 1, Indemnity and Joint Defense Agreement".

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers are elected by the Board of Directors to hold office at the pleasure of the Board of Directors.

        Listed below are the executive officers of the registrant at March 1, 1998 and brief summaries of their business experience during the past five years.

        Name                        Title                                    Age

Nicholas L. Trivisonno  Chairman and Chief Executive Officer*                 50
Robert J  Lievense      President and Chief Operating Officer*                52
Michael P. Connors      Vice Chairman*                                        42
Earl H. Doppelt         Executive Vice President and General Counsel          44
Robert J. Chrenc        Executive Vice President and Chief Financial Officer  53


  *Member of the Board of Directors.


        Mr. Trivisonno was elected Chairman and Chief Executive Officer of ACNielsen, effective May 1996; he served as Executive Vice President-Finance and Chief Financial Officer of D&B (business information), effective September 1995 through November 1, 1996. Prior thereto, he had served with GTE Corporation (telecommunications) as Executive Vice President-Strategic Planning and Group President, effective October 1993 through July 1995, and as Senior Vice President-Finance, effective January 1989. He also served as a director of GTE Corporation from April 1995 through July 1995.

        Mr. Lievense was elected President and Chief Operating Officer of ACNielsen, effective May 1996; he served as Executive Vice President of D&B (business information), effective February 1995 through November 1, 1996. He had been elected Senior Vice President of D&B, effective July 1993. Previously he had served as Chairman of Dataquest Incorporated (technology information), effective September 1991 through July 1993 and as President of NCH Promotional Services, Inc. (coupon processing), effective August 1990 through July 1993.

        Mr. Connors was elected Vice Chairman of ACNielsen, effective May 1996; he served as Senior Vice President of D&B (business information), effective April 1995 through November 1, 1996. Prior thereto, he had served as Senior Vice President of American Express Travel Related Services (travel and financial services), effective September 1989 through March 1995.

        Mr. Doppelt was elected Executive Vice President and General Counsel of ACNielsen, effective May 1996; he had served as Senior Vice President and General Counsel of D&B, effective May 1994 through November 1, 1996. Prior thereto, he had served with Viacom Inc. (global entertainment) as Senior Vice President and Deputy General Counsel, effective March 1994, and with Paramount Communications Inc. (global entertainment), as Senior Vice President and Deputy General Counsel, effective September 1992.

        Mr. Chrenc was elected Executive Vice President and Chief Financial Officer of ACNielsen, effective June 1996. Prior thereto he was a Partner of Arthur Andersen LLP (accounting), effective September 1979 through May 1996.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         Information in response to this Item is set forth under Dividends and Common Stock Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 37 of the 1997 Annual Report, which information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

         Selected financial data required by this Item are incorporated herein by reference to the information relating to the years 1993 through 1997 set forth in "Summary Financial Data" on Page 56 of the 1997 Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         Information in response to this Item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 33 to 37 of the 1997 Annual Report, which information is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial  Statements  and Schedule  under Item 14 on
Page 13.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement dated March 13, 1998 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 9 of this report responds to
Item 401(b) and (e) of Regulation S-K with respect to the Company's executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 13, 1998 filed with the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 13, 1998 filed with the Securities and Exchange Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.
                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) List of documents filed as part of this report.
                      (1)  Financial Statements.

                           See Index to Financial Statements and Schedule on Page 13.

                      (2)  Financial Statement Schedule.

                           See Index to Financial Statements and Schedule on Page 13.

                      (3)  Other Financial Information.

                           Summary Financial Data. See Index to Financial Statements and Schedule on Page 13.

                      (4)  Exhibits.

                           See Index to Exhibits on Pages 18 to 20, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 33 to 56 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

              (b) Reports on Form 8-K.
                      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ACNIELSEN CORPORATION
                                                         (Registrant)



                                      By:        /s/ ROBERT J. CHRENC
                                         --------------------------------------
                                                     Robert J. Chrenc
                                           (Executive Vice President and Chief
                                                     Financial Officer)


Date: March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    /s/ NICHOLAS L. TRIVISONNO                     KAREN L. HENDRICKS*
-----------------------------------------  -------------------------------------
        Nicholas L. Trivisonno                (Karen L. Hendricks, Director)
   (Chairman, Chief Executive Officer
        and Director)
   (Principal Executive Officer)

    /s/ ROBERT J. CHRENC                           ROBERT M. HENDRICKSON*
-----------------------------------------  -------------------------------------
        Robert J. Chrenc                      (Robert M. Hendrickson, Director
(Executive Vice President and Chief
     Financial Officer)
(Principal Financial and Accounting Officer)

   /s/ MICHAEL S. GELTZEILER                        ROBERT HOLLAND, JR.*
-----------------------------------------  -------------------------------------
       Michael S. Geltzeiler                  (Robert Holland, Jr., Director)
  (Senior Vice President and Controller)

          ROBERT H. BEEBY*                            ROBERT J LIEVENSE*
-----------------------------------------  -------------------------------------
    (Robert H. Beeby, Director)                (Robert J Lievense, Director)

       MICHAEL P. CONNORS*                              JOHN R. MEYER*
-----------------------------------------  -------------------------------------
  (Michael P. Connors, Director)                 (John R. Meyer, Director)

        DONALD W. GRIFFIN*                           BRIAN B. PEMBERTON*
-----------------------------------------  -------------------------------------
   (Donald W. Griffin, Director)              (Brian B. Pemberton, Director)

         THOMAS C. HAYS*                            ROBERT N. THURSTON*
-----------------------------------------  -------------------------------------
     (Thomas C. Hays, Director)                (Robert N. Thurston, Director)


*By:     /s/ Ellenore O'Hanrahan
         -----------------------------------------
         (Ellenore O'Hanrahan, attorney-in-fact)

Date: March 26, 1998

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

         The Company's consolidated financial statements, the notes thereto and the related report thereon of Arthur Andersen LLP, independent public accountants, for the year ended December 31, 1997 appearing on Pages 38 to 56 of the 1997 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                  Page
                                                      --------------------------
                                                         10-K       1997 Annual
                                                                       Report
                                                      ------------  ------------

Report of Independent Public Accountants.............     F-6             38
Statement of Management Responsibility
  for Financial Statements...........................     F-6             38
As of December 31, 1997 and 1996:
  Consolidated Balance Sheets........................     F-8             40
For the years ended December 31, 1997, 1996 and 1995:
  Consolidated Statements of Operations..............     F-7             39
  Consolidated Statements of Cash Flows..............     F-9             41
  Consolidated Statements of Shareholders'Equity.....     F-10            42
  Notes to Consolidated Financial Statements.........     F-11            43
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 1997 and 1996.........................     F-23            55
Management's Discussion and Analysis of Financial
  Condition and Results of Operations................     F-1             33
Other financial information:
  Five-year selected financial data..................     F-24            56


SCHEDULE:
  Reports of Independent Public Accountants..........     14-16

  ACNielsen Corporation and Subsidiaries:

  II-Valuation and Qualifying Accounts for the years ended
    December 31, 1997, 1996 and 1995.................     17



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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of ACNielsen Corporation:

         We have audited in accordance with generally accepted auditing standards, the 1997 and 1996 consolidated financial statements included in ACNielsen Corporation's 1997 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The 1997 and 1996 schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          /s/ ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 18, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ACNielsen Corporation:

         We have audited the combined statements of operations, cash flows and shareholders' equity of ACNielsen Corporation, as defined in the notes to the financial statements, for the year ended December 31, 1995, as listed in the Index to Financial Statements on page 13 of this Form 10-K. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ACNielsen Corporation for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

         As discussed in the notes to the financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets.

                                   /s/ COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
September 16, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ACNielsen Corporation:

Our report on the combined statements of operations, cash flows and shareholders' equity of ACNielsen Corporation, as defined in the notes to the financial statements, for the year ended December 31, 1995, is included on page 15 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1995, set forth on page 18 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       /s/ COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
September 16, 1996




                                                                                                         SCHEDULE II


                   ACNIELSEN CORPORATION AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended December 31, 1997, 1996, 1995
                        (In thousands)



---------------------------------------------------------------------------------------------------------------------
        COL. A                                        COL. B            COL. C       COL. D              COL. E

---------------------------------------------------------------------------------------------------------------------
                                                       Balance        Additions                          Balance
                                                     Beginning       Charged to                          at End
          Description                                of Period     Operations(a)    Deductions(b)       of Period
          -----------                                ---------     -------------    -------------       ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        For the Year Ended December 31, 1997         $10,847          $ 2,330        $  1,063            $12,114
                                                     =======          =======        ========            =======

        For the Year Ended December 31, 1996        $ 17,289          $ 3,853         $10,295            $10,847
                                                    ========          =======        ========            =======

        For the Year Ended December 31, 1995        $  8,077          $10,523        $  1,311            $17,289
                                                    ========          =======        ========            =======

NOTE:
        (a)   The increase in additions in 1995 is substantially attributable to bad debts in Europe.
        (b)  Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.

           INDEX TO EXHIBITS

            Exhibit Number
            Regulation S-K     Description

                        Articles of Incorporation and By-laws.
                 3
                        (a)   Restated  Certificate of  Incorporation  of     *
                              the   Company dated October 7, 1996
                              (incorporated herein by reference to
                              Exhibit 3.1 to the  Company's Registration
                              Statement on Form 10, Commission  File No.
                              001-12277 (the "Form 10")).
                        (b)   Amended and Restated By-laws of the Company     *
                              (incorporated herein by reference to
                              Exhibit 3.2 to the Form 10).

              4 Instruments Defining the Rights of Security Holders, Including Indentures.

                        (a)   Rights  Agreement  dated as of October  17,     *
                              1996  between  ACNielsen   Corporation  and
                              First  Chicago  Trust  Company  of New York
                              (incorporated herein by reference to Exhibit 1 to the Company's Form 8-A filed on October 18,
                              1996, Commission File No. 001-12277).

                        (b)   ACNielsen  Corporation  $125,000,000 Credit     *
                              Agreement  dated as of  December  19,  1996
                              (incorporated   herein  by   reference   to
                              Exhibit 4 to the Company's Annual Report on
                              Form  10-K  for  the   fiscal   year  ended
                              December  31,  1996,  Commission  File  No.
                              001-12277, (the "1996 Form 10-K")).

                        (c)   First Amendment dated as of July 1, 1997 to     *
                              the  ACNielsen   Corporation   $125,000,000
                              Credit  Agreement  dated as of December 19,
                              1996 (incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, Commission File No. 001-12277).

                10      Material Contracts. (All of the following documents,
                        except for items (a) through  (f),  are   management
                        contracts  or   compensatory   plans  or arrangements
                        required to be filed pursuant to Item 14(c).)

                        (a) Distribution Agreement dated as of October 28, * 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation
                              (incorporated   herein  by   reference   to
                              Exhibit 10(a) to the 1996 Form 10-K).

                        (b) Tax Allocation Agreement dated as of October 28,* 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation
                              (incorporated   herein  by   reference   to
                              Exhibit 10(b) to the 1996 Form 10-K).

                        (c)   Employee  Benefits  Agreement  dated  as of     *
                              October 28, 1996 among The Dun & Bradstreet
                              Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(c) to the 1996 Form 10-K).

                        (d)   Intellectual Property Agreement dated as of     *
                              October 28, 1996 among The Dun & Bradstreet
                              Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(d) to the 1996 Form 10-K).


+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.

      Exhibit Number
      Regulation S-K     Description

                        (e)   TAM Master Agreement dated as of October 28,    *
                              1996 between Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(e) to the 1996 Form 10-K).

                        (f)   Indemnity and Joint Defense Agreement dated     *
                              as of October 28,1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(f) to the 1996 Form 10-K).

                        (g)   1996  ACNielsen  Corporation   Non-Employee    +*
                              Directors' Stock Incentive Plan (incorporated herein by reference to Exhibit 10(g) to the 1996 Form 10-K).

                        (h)   1996  ACNielsen  Corporation   Non-Employee    +*
                              Directors' Deferred Compensation Plan
                              (incorporated   herein  by   reference   to
                              Exhibit 10(h) to the 1996 Form 10-K).

                        (i)   1996 ACNielsen  Corporation  Key Employees'    +*
                              Stock Incentive Plan (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, Commission File
                              No. 001-12277).

                        (j)   1996 ACNielsen Corporation Replacement Plan    +*
                              for Certain  Employees  Holding The Dun &
                              Bradstreet Corporation  Equity-Based Awards
                              (incorporated   herein  by   reference   to
                              Exhibit 10(j) to the 1996 Form 10-K).

                        (k)   1996 ACNielsen Corporation Senior Executive    +*
                              Incentive Plan (incorporated  herein by
                              reference to Exhibit 10(k) to the 1996 Form
                              10-K).

                        (l)   1996   ACNielsen   Corporation   Management    +*
                              Incentive   Bonus  Plan     (incorporated
                              herein by reference to Exhibit 10(l) to the 1996 Form 10-K).

                        (m)   ACNielsen Corporation Supplemental Executive   +*
                              Retirement Plan (incorporated herein by reference to Exhibit 10(m) to the 1996 Form 10-K).

                        (n)   ACNielsen  Corporation  Retirement  Benefit    +*
                              Excess  Plan  (incorporated    herein  by
                              reference to Exhibit 10(n) to the 1996 Form 10-K).

                        (o)   ACNielsen  Corporation Executive Transition    +*
                              Plan  (incorporated   herein by reference
                              to Exhibit 10(o) to the 1996 Form 10-K).

                        (p)   Form of Change-in-Control Agreements           +*
                              (incorporated  herein  by   reference  to Exhibit
                              10(p) to the 1996 Form 10-K).

                        (q) Form of Option Agreement (incorporated herein +* by reference to Exhibit 10(q) to the 1996
                              Form 10-K).

                        (r)   Form of LSAR Agreement (incorporated herein    +*
                              by  reference  to   Exhibit  10(r) to the
                              1996 Form 10-K).

                        (s)   Form of Directors' Restricted Stock            +*
                              Agreement (incorporated herein by reference to Exhibit 10(s) to the 1996 Form 10-K).


+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.

Exhibit Number
Regulation S-K     Description

           11 Statement Re Computation of Per Share Earnings (filed herewith).

                      Computation of Earnings Per Share of Common Stock on a Diluted Basis

           13      Annual Report to Security Holders (filed herewith).

                      1997 Annual Report

                      Only responsive information appearing on pages 33 to 56 to
                      Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.


           21      Subsidiaries of the Registrant (filed herewith).

                      List of Active Subsidiaries as of January 31, 1998

           23      Consents of Experts and Counsel (filed herewith).

                      23.1  Consent of Arthur  Andersen  LLP
                      23.2  Consent of Coopers & Lybrand L.L.P.

           24      Power of Attorney (filed herewith).

                      Powers of Attorney dated February 19, 1998

           27      Financial Data Schedule (filed herewith).





+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.