Form 10-Q
period 1998-03-31
ACNIELSEN CORP
filed 1998-05-11
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                                OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to
                               ----------------------     ---------------------

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
                                                     Shares Outstanding
          Title of Class                             at April 30, 1998
          Common Stock,
          par value $.01 per share                   57,348,708

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                          PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended March 31, 1998 and 1997                        3

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1998 and 1997                        4

Condensed Consolidated Balance Sheets
      March 31, 1998 (Unaudited) and December 31, 1997                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)        6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                              13


PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Income (Unaudited)
(Amounts in thousands except per share amounts)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                       --------------------------------------------

                                                                               1998                      1997
                                                                       -----------------------    -----------------
Operating Revenue                                                             $325,801                   $324,774

Operating Costs                                                                171,974                    182,100
Selling and Administrative Expenses                                            128,876                    128,002
Depreciation and Amortization                                                   21,411                     23,850
Year 2000 Expenses                                                               3,336                          -
                                                                       -----------------          -----------------

Operating Income (Loss)                                                            204                      (9,178)


Interest Income                                                                  3,081                      2,118
Interest Expense                                                                  (284)                     (1,388)
Other - Net                                                                        101                        826
                                                                       -----------------
                                                                                                  -----------------
Other Income - Net                                                               2,898                      1,556

Income (Loss) Before Income Tax Provision                                        3,102                      (7,622)

Income Tax Provision (Benefit)                                                   1,303                      (3,506)
                                                                       -----------------          -----------------

Net Income (Loss)                                                               $1,799                     $(4,116)
                                                                       =================          =================


Net Income (Loss) Per Share of Common Stock - Basic                              $0.03                       $(.07)
                                                                       =================          =================

Net Income (Loss) Per Share of Common Stock - Diluted                            $0.03                       $(.07)
                                                                       =================          =================

Weighted Average Number of Shares Outstanding
                Basic                                                           57,359                     56,919
                Diluted                                                         59,353                     56,919



See accompanying notes to the condensed consolidated financial statements (unaudited).



ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)
                                                                                  Three Months Ended
                                                                                      March 31,
                                                                  --------------------------------------------------
                                                                            1998                       1997
                                                                  -----------------------    -----------------------
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                                 $ 1,799                 $ (4,116)
  Reconciliation of Net Income (Loss) to Net Cash Used In
  Operating Activities:
    Depreciation and Amortization                                                  21,411                   23,850
    Deferred Income Taxes                                                            (220)                     456
    Payments Related to Special Charges                                            (3,634)                 (12,188)
    Postemployment Benefit Payments                                                (2,486)                  (2,496)
    Net Decrease in Accounts Receivable                                             4,873                    4,283
    Net Increase in Other Working Capital Items                                   (28,117)                 (29,892)
    Other                                                                             782                    1,154
                                                                --
----------------------------------------------------------------  --------------------------------------------------
Net Cash Used In Operating Activities                                              (5,592)                 (18,949)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                               (7,523)                  (9,357)
Additions to Computer Software                                                     (5,234)                  (3,752)
Decrease in Other Investments                                                         813                      901
Other                                                                              (2,921)                  (7,289)
                                                                --
----------------------------------------------------------------  --------------------------------------------------
Net Cash Used in Investing Activities                                             (14,865)                 (19,497)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Decrease in Short-Term Borrowings                                                    (144)                  (2,646)
Treasury Stock Purchases                                                           (8,869)                       -
Proceeds from the Sale of Common Stock under Option Plans                           3,996                      448
Other                                                                                 858                      274
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                              (4,159)                  (1,924)
--------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (4,268)                  (4,542)
--------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                             (28,884)                 (44,912)
Cash and Cash Equivalents, Beginning of Period                                    205,726                  185,005
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                        $ 176,842                $ 140,093
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash Paid During the Period for Interest                                            $ 231                  $ 1,350
Cash Paid During the Period for Income Taxes                                      $ 1,823                  $ 5,347

Noncash Investing and Financing Activities:
Acquisition of Investment and Note Receivable in exchange for                    $ 19,400                        -
   Business Assets and Liabilities assumed

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                    -4-

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands)
[CAPTION]

--------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,            December 31,
                                                                                          1998                   1997
                                                                                       (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                              $ 176,842              $ 205,726
Accounts Receivable-Net                                                                  246,843                260,821
Other Current Assets                                                                      47,756                 38,423
                                                                                  -----------------          -------------
       Total Current Assets                                                              471,441                504,970
Notes Receivable and Other Investments                                                    29,050                 10,281
Property, Plant and Equipment-Net                                                        147,054                165,660
Other Assets-Net
Prepaid Pension                                                                           56,634                 57,425
Computer Software                                                                         26,481                 25,288
Intangibles & Other Assets                                                                53,633                 55,001
Goodwill                                                                                 211,081                220,483
                                                                                  -----------------          -------------
       Total Other Assets-Net                                                            347,829                358,197
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 995,374            $ 1,039,108
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                       $ 81,127               $ 86,908
Short-Term Debt                                                                           25,653                 25,957
Accrued and Other Current Liabilities                                                    295,486                313,864
Accrued Income Taxes                                                                      41,118                 42,385
                                                                                  -----------------          -------------
       Total Current Liabilities                                                         443,384                469,114
Postretirement and Postemployment Benefits                                                47,931                 49,400
Deferred Income Taxes                                                                     26,809                 27,609
Other Liabilities                                                                         29,439                 32,881
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        547,563                579,004
--------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common Stock                                                                                 580                    577
Additional Paid-in Capital                                                               476,573                471,493
Retained Earnings                                                                         45,419                 43,620
Treasury Stock                                                                           (12,835)                (3,966)
Accumulated Other Comprehensive Income:
       Cumulative Translation Adjustment                                                                        (51,620)
                                                                                         (61,926)
                                                                                  -----------------          -------------
Total Shareholders' Equity                                                               447,811                460,104
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 995,374             $1,039,108
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                   -5-

ACNIELSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes in the ACNielsen Corporation (the "Company") 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Note 2 - Financial Instruments with Off-Balance-Sheet Risk

The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. At March 31, 1998 the Company had $30,040 of foreign currency forward contracts outstanding, which mature on various dates over the next nine months. These forward contracts mature in monthly installments through December 1998. Any gain or loss on the forward contract is deferred and included in the measurement of the related foreign currency transaction.

The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Note 3 - Earnings Per Share
The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (EPS) for the quarters ended March 31, 1998 and 1997 (Amounts in Thousands, Except Per Share Data):

                                                                                         1998           1997
                                                                                         ----           ----
Weighted-average number of shares outstanding for basic EPS                           57,359         56,919
Dilutive effect of shares issuable as of period-end under stock option
   plans                                                                               1,994              0
                                                                               ============== ===============
Weighted-average number of shares and share equivalents for diluted EPS
                                                                                      59,353         56,919
                                                                               ============== ===============

Net Income (Loss)                                                                     $1,799        $(4,116)
                                                                               ============== ===============

Diluted earnings (loss) per share                                                       $.03         $(0.07)
                                                                               ============== ===============

No adjustments were made to March, 1997 basic EPS to compute diluted EPS as it would result in anti-dilution. As such, no adjustment was made for options to purchase 8,404,035 shares of common stock at share prices ranging from $11.10 to $17.05 per share, which were outstanding at the end of March, 1997.

Note 4 - New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. This statement is effective for interim and annual periods for fiscal years beginning after December 15,1997. The Company's comprehensive loss for the quarters ended March 31, 1998 and 1997, reported net of tax, are set forth in the following table:

(in thousands)
                                                          1998              1997
----------------------------------------------     ------------------ -----------------
Net Income (Loss)                                            $1,799        $(4,116)

Other Comprehensive Loss, Net of Tax
   Foreign Currency Translation Adjustments                 (10,306)        (8,883)
   Unrealized Loss on Securities                                  -           (992)
                                                          ----------     ----------

        Comprehensive Loss                                  $(8,507)      $(13,991)
                                                            ========      =========

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP, which the Company plans to adopt on January 1, 1999, requires that costs of the Company's start-up activities be expensed as incurred. The Company currently capitalizes certain one-time costs related to introducing new services and conducting business in new geographic areas. Adoption of this SOP is expected to result in a one-time, non-cash, after-tax charge recorded as a cumulative effect of a change in accounting in the range of $15,000 to $20,000. However, adoption of the new accounting policy is not expected to have a material impact on the Company's future results of operations.

Note 5 - Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company (which is a subsidiary of the Company "ACNielsenCo") and I.M.S. International, Inc., a subsidiary of Cognizant Corporation ("IMS") (the "IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Net income for the first quarter was $1,799 or $0.03 per diluted share, a $5,915, or $0.10 per share improvement over the first quarter 1997 loss of $4,116 or $0.07 per diluted share. Net income included an after-tax negative currency translation impact of $1,317, or $0.02 per diluted share.

Revenue for the quarter ended March 31, 1998 was $325,801, an increase of 0.3% from the first quarter of 1997, reflecting the negative impact of a strong U.S. dollar. Driven by solid growth in all regions, revenue advanced 9.4% in local currency.

Operating income was $204, an increase of $9,382 over 1997, despite a negative currency translation impact of $2,281. Strong local currency revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased $12,718 over 1997 to $3,540.

Other income-net was $2,898, compared with $1,556 in the first three months of 1997, primarily reflecting lower interest expense on lower borrowings and higher interest income.

The Company's operating results by geographic region for the quarters ended March 31, 1998 and 1997 are set forth in the table below.

(in thousands)
                                                    Operating Revenue             Operating Income
                                                                                       (Loss)
                                                -------------------------     ------------------------
                                                    1998          1997           1998          1997
United States                                     $83,167       $73,307         $5,785           $450
Canada/ Latin America                              48,066        48,059          5,436          2,831
                                                  --------     ---------       --------        -------
    Total Americas                                131,233       121,366         11,221          3,281
Europe, Middle East & Africa                      131,598       133,625         (5,037)        (6,998)
Asia Pacific *                                     62,970        69,783         (2,644)        (5,461)
                                                  --------     ---------       --------        -------
   Subtotal                                       325,801       324,774          3,540         (9,178)
Year 2000 Costs                                         -             -         (3,336)             -
                                                 ---------     ---------       --------        -------

   Total                                         $325,801      $324,774           $204        $(9,178)
                                                 ========      ========         =======       ========

         *Includes ACNielsen Japan


The following discusses results on a geographic basis:

Total Americas revenue increased 8.1% to $131,233 from $121,366. Excluding the impact of currency translation, revenue grew 10.8%. Operating income was $11,221, a $7,940 improvement over the prior year, including a $735 negative foreign translation impact.

In the United States, revenue grew 13.5% to $83,167, reflecting continued growth in account-level information, consumer panels and the addition of new revenue from ACNielsen EDI, acquired in December. Excluding ACNielsen EDI, U.S. revenue grew 10.5%. Operating income was $5,785, an increase of $5,335 over the prior year. The gain was driven by revenue growth, continuing improvements in operating efficiency and additional income from ACNielsen EDI.

In Canada and Latin America, reported revenue of $48,066 was essentially unchanged, due to a negative foreign translation impact of $3,284. In local currency, revenue grew 6.8%. The increase in local currency revenue, even after the transfer of ACNielsen's Latin American media measurement businesses to the IBOPE Media Information joint venture, resulted from higher retail measurement sales in Canada, Mexico, Brazil and Colombia, and revenue from a major customized research project in Mexico. Excluding the transferred media business, revenue grew more than 13% in local currency. Operating income increased 92% to $5,436 from $2,831 in 1997, including a $735 negative impact of foreign currency translation. The improvement was the result of local-currency revenue growth, improved operating efficiency and the elimination of losses from the Company's Latin American media measurement business.

Revenue in the Europe, Middle East & Africa ("EMEA") region declined 1.5% to $131,598, from $133,625 in 1997, due to a $12,922 negative impact of foreign currency translation. Revenue for EMEA grew 8.2% in local currency, reflecting continuing growth in the United Kingdom, France and in the Nordic region; nearly 40% growth in Eastern Europe; revenue from businesses in South Africa and Israel, acquired in last year's second quarter; and the addition of revenue from ACNielsen EDI's European operations. Excluding the impact of acquisitions, local-currency revenue grew 3.6%. EMEA reduced its operating loss for the quarter $1,961, to $5,037, despite a negative currency translation impact of $478. The improvement was the result of local-currency revenue growth, increased productivity and lower costs, as the region continued to make progress on its turnaround.

Asia Pacific's revenue decreased 9.8% to $62,970 from $69,783, due to a $13,416 negative impact from currency translation. Revenue for Asia Pacific grew 9.5% in local currency due to solid growth in Southeast Asia, China, Hong Kong and New Zealand, and from ACNielsen's multi-country research business. The region reduced its operating loss from $5,461 to $2,644, despite a $1,068 negative currency translation impact. The improvement was the result of productivity gains, improved operating efficiency, lower costs and a more disciplined approach to customized research.

In Japan, continuing efforts to reduce costs and improve efficiency contributed to the region's overall income improvement in the first quarter. Additional operating improvements, from actions announced at the end of 1997, are expected to be realized in the second half of 1998.

Liquidity and Capital Resources
Three Months Ended March 31, 1998 and 1997

Net cash used in operating activities for the quarter ended March 31, 1998 totaled $5,592, compared with $18,949 for the comparable period in 1997. The change primarily is the result of improved operating results (net income of $1,799 in 1998 as compared with a net loss of $4,116 in 1997) and a decrease in payments related to special charges ($8,554).

Net cash used in investing activities totaled $14,865 for the quarter ended March 31, 1998, compared with $19,497 for the comparable period in 1997.

Net cash used in financing activities for the quarter ended March 31, 1998, totaled $4,159, compared with $1,924 for the comparable period in 1997. The increase in the cash used of $2,235 primarily reflected the purchase of treasury stock ($8,869) offset by an increase in proceeds from the sale of common stock under option plans ($3,548) and a reduction in the amount of cash used to retire short-term borrowings ($2,502).

During the first quarter of 1998, the Company became a partner in a joint venture that provides media measurement services in Latin America. The joint venture, IBOPE Media Information, will offer television audience measurement
(TAM), radio audience measurement (RAM), and advertising expenditure measurement services (AEM) in various Latin American markets. Under the terms of the agreement, the Company received an 11% equity interest in the joint venture and a $9,400 interest bearing note in exchange for the Company's Latin America TAM, RAM and AEM business assets and the assumption of certain transition liabilities in a non-cash transaction. The first quarter 1998 financial statements reflect a preliminary allocation of the business assets exchanged that will be finalized later in the year. The Company did not recognize a gain or loss on the transaction.

Year 2000

The Company relies on software and related technologies in the operation of its business. Based on a comprehensive assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will be Year 2000 compliant. The Company is utilizing internal and external resources to execute its Year 2000 compliance program. Third-party contract programmers have been retained, and are presently renovating and testing software. Renovation of code is scheduled to be substantially complete by year end 1998, with testing and implementation of new programs to be completed by mid-1999. The Company currently believes that it will be able to modify or replace its affected systems in a timely manner and with no significant disruptions to its operations.

Preliminary estimates of the total Year 2000 compliance costs to be incurred with respect to the affected systems approximate $15,000 to $20,000 over the costs of normal software upgrades and replacements. Maintenance and modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Such costs are expected to be incurred primarily in 1998 and totaled $3,336 and $0 for the three months ended March 31, 1998 and 1997, respectively.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.
         10(g)   1996 ACNielsen Corporation Non-Employee Directors' Stock
                    Incentive Plan (As amended February 19, 1998)

         10(i)   1996 ACNielsen Corporation Key Employees' Stock Incentive Plan
                    (As amended February 19, 1998)

         (27)    Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ACNIELSEN CORPORATION
                                                   (Registrant)

Date:  May 8, 1998        By:           /s/ Robert J. Chrenc
                                        ---------------------------
                                        Robert J. Chrenc
                                        Executive Vice President
                                        and Chief Financial Officer



Date:  May 8, 1998        By:           /s/ Michael S. Geltzeiler
                                        ------------------------------------
                                        Michael S. Geltzeiler
                                        Senior Vice President and Controller