Form 10-K/A
ACNIELSEN CORP
filed 1998-06-29
CIK 1019878

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

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1997 by amending the Index to Exhibits to add new exhibit 99 as described below and by filing such new exhibit:

	Exhibit 99 - Form 11-K Annual Report for the fiscal year ended December 31, 1997 of the ACNielsen Corporation Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


         					          ACNielsen Corporation
		                          (Registrant)

           				            Robert J. Chrenc
                       By: _________________________
                    					  Robert J. Chrenc
                       Executive Vice President
		                            	and
                        Chief Financial Officer


      Date:  June 25, 1998

     INDEX TO EXHIBITS

     Exhibit Number
     Regulation S-K Description



		3 Articles of Incorporation and By-laws.

      (a)	Restated Certificate of Incorporation of the Company dated October
          7, 1996 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, Commission File
          No. 001-12277 (the"Form 10")).   *

      (b) Amended and Restated By-laws of the Company (incorporated herein by
          reference to Exhibit 3.2 to the Form 10).   *

		4 Instruments Defining the Rights of Security Holders, Including Indentures.

    (a)	Rights Agreement dated as of October 17, 1996 between ACNielsen
        Corporation and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 1 to the Company's Form 8-A filed on
        October 18, 1996, Commission File No. 001-12277).   *

    (b)	ACNielsen Corporation $125,000,000 Credit Agreement dated as of
        December 19, 1996 (incorporated herein by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 001-12277, (the "1996
        Form 10-K")).   *

    (c)	First Amendment dated as of July 1, 1997 to the ACNielsen Corporation
        $125,000,000 Credit Agreement dated as of December 19, 1996 (incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
        September 30, 1997, Commission File No. 001-12277).   *

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

    (e)	TAM Master Agreement dated as of October 28, 1996 between Cognizant
        Corporation and ACNielsen Corporation (incorporated herein by
        reference to Exhibit 10(e) to the 1996 Form 10-K).   *

! This exhibit constitutes a management contract, compensatory plan, or arrangement.
* Incorporated herein by reference to a previously filed document.
** Filed with Form 10-K on March 26, 1998; not included with this amendment.

Exhibit Number
Regulation S-K Description

    (f)	Indemnity and Joint Defense Agreement dated as of October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to
        Exhibit 10(f) to the 1996 Form 10-K).   *

    (g) 1996 ACNielsen Corporation Non-Employee Directors' Stock Incentive Plan (incorporated herein by reference to Exhibit 10(g) to the 1996
        Form 10-K).   !*

    (h)	1996 ACNielsen Corporation Non-Employee Directors' Deferred
        Compensation Plan (incorporated herein by reference to Exhibit 10(h)
        to the 1996 Form 10-K).   !*

    (i)	1996 ACNielsen Corporation Key Employees' Stock Incentive Plan
        (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
        June 30, 1997, Commission File No. 001-12277).   !*

    (j)	1996 ACNielsen Corporation Replacement Plan for Certain Employees
        Holding The Dun & Bradstreet Corporation Equity-Based Awards (incorporated herein by reference to Exhibit 10(j) to the 1996
        Form 10-K).   !*

    (k)	1996 ACNielsen Corporation Senior Executive Incentive Plan
        (incorporated herein by reference to Exhibit 10(k) to the 1996
        Form 10-K).   !*

    (l) 1996 ACNielsen Corporation Management Incentive Bonus Plan (incorporated herein by reference to Exhibit 10(l) to the 1996
        Form 10-K).   !*

    (m)	ACNielsen Corporation Supplemental Executive Retirement Plan
        (incorporated herein by reference to Exhibit 10(m) to the 1996
        Form 10-K).   !*

    (n)	ACNielsen Corporation Retirement Benefit Excess Plan (incorporated herein by reference to Exhibit 10(n) to the 1996 Form 10-K).  !*


    (o)	ACNielsen Corporation Executive Transition Plan (incorporated herein
        by reference to Exhibit 10(o) to the 1996 Form 10-K).   !*

    (p)	Form of Change-in-Control Agreements (incorporated herein by
        reference to Exhibit 10(p) to the 1996 Form 10-K).   !*

    (q)	Form of Option Agreement (incorporated herein by reference to Exhibit
        10(q) to the 1996 Form 10-K).   !*

    (r)	Form of LSAR Agreement (incorporated herein by reference to Exhibit
        10(r) to the 1996 Form 10-K).   !*

    (s)	Form of Directors" Restricted Stock Agreement (incorporated herein by
        reference to Exhibit 10(s) to the 1996 Form 10-K).   !*

		11 Statement Re Computation of Per Share Earnings (filed herewith).    **

       	Computation of Earnings Per Share of Common Stock on a Diluted Basis

		13 Annual Report to Security Holders (filed herewith).    **

        	1997 Annual Report
        	Only responsive information appearing on Pages 33 to 56 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

! This exhibit constitutes a management contract, compensatory plan, or arrangement.
* Incorporated herein by reference to a previously filed document.
** Filed with Form 10-K on March 26, 1998; not included with this amendment.

Exhibit Number
Regulation S-K  Description

		21 Subsidiaries of the Registrant (filed herewith).   **

          	List of Active Subsidiaries as of January 31, 1998

		23 Consents of Experts and Counsel (filed herewith).   **

          	23.1  Consent of Arthur Andersen LLP
          	23.2  Consent of Coopers & Lybrand L.L.P.

		24 Power of Attorney (filed herewith).   **

          	Powers of Attorney dated February 19, 1998

		27 Financial Data Schedule (filed herewith).   **

		99 Additional Exhibit
          Form 11-K Annual Report for the fiscal year ended December 31, 1997
          of the ACNielsen Corporation Savings Plan.   Exhibit 99




! This exhibit constitutes a management contract, compensatory plan, or arrangement.
* Incorporated herein by reference to a previously filed document.
** Filed with Form 10-K on March 26, 1998; not included with this amendment.

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

  For the transition period from _________________ to _________________

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


          			ACNIELSEN CORPORATION SAVINGS PLAN
     		    				      (Name of Plan)

                 				Robert J. Chrenc
             	BY:  ____________________________________
					                Robert J. Chrenc
                	Executive Vice President
		                        and
		               Chief Financial Officer



  Date:  June 25, 1998

                      ACNIELSEN CORPORATION SAVINGS PLAN

                         INDEX TO FINANCIAL STATEMENTS


                                                            						  Pages

Report of Independent Public Accountants						                          2
Statement of Net Assets Available for Plan Benefits with Fund Information
     as of December 31, 1997 							                                     3
Statement of Net Assets Available for Plan Benefits with Fund Information
     as of December 31, 1996 					  		                                   4
Statement of Changes in Net Assets Available for Plan Benefits with Fund
     Information for the Year Ended December 31, 1997				                5
Notes to Financial Statements							                                  6-13
Schedule of Assets Held for Investment Purposes as of December 31, 1997	14
Consent of Independent Public Accountants						                         15

                                   _________________

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


 To the Employee Benefits Committee of ACNielsen Corporation:

     We have audited the accompanying statements of net assets available for plan benefits with fund information of the ACNielsen Corporation Savings Plan (the "Plan") as of December 31, 1997 and 1996, and the related statement of changes in net assets available for plan benefits with fund information for the year ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1997 and 1996, and the changes in its net assets available for plan benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for plan benefits as of December 31, 1997 and 1996 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1997 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedule and the fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



	Arthur Andersen LLP


 Stamford, Connecticut,
 June 25, 1998

                          ACNIELSEN CORPORATION
                               SAVINGS PLAN
  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                          As of December 31, 1997
                                Continued
                                    ACNielsen
                                     Common             Long    Legacy    Loan
                                      Stock   Special   Term     Fund    Account
                            Equity   Fund at  Fixed     Bond      at       at     Managed
                             Index   Bankers  Income    Index   Bankers  Bankers   Income
                              Fund    Trust    Fund     Fund     Trust    Trust     Fund
          ASSETS

Investments:

   Cash equivalents              $0       $0       $0       $0       $0       $0        $0

   Common stock                   0        0        0        0        0        0         0

   Insurance contracts            0        0        0        0        0        0 17,360,517

   Registered investment
   companies                      0        0        0        0        0        0         0

   Loans to participants          0        0        0        0        0        0         0

    Total Investments             0        0        0        0        0        0 17,360,517


       Total assets               0        0        0        0        0        0 17,360,517

  Net assets available for
    Plan Benefits                $0       $0       $0       $0       $0       $0 $17,360,517


The accompanying notes are an integral part of these financial statements.

                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                             As of December 31, 1997
                                   Continued
                       ACNielsen
                        Stock      Legacy
                         Fund       Fund    Growth &    OTC     Blue     Asset  Low-Priced
                          at         at      Income  Portfolio  Chip    Manager   Stock
                       Fidelity   Fidelity    Fund     Fund     Fund     Fund      Fund
          ASSETS

Investments:

   Cash equivalents      $61,656        $0       $0       $0       $0       $0        $0

   Common stock        2,251,410 1,669,590           0          0           0        0          0

   Insurance contracts         0         0           0          0           0        0          0

   Registered investment
    companies                  0         0  33,688,101  1,517,955   3,849,554  899,943  2,884,087

   Loans to participants       0         0           0           0          0        0         0

Total Investments      2,313,066 1,669,590  33,688,101   1,517,955  3,849,554  899,943  2,884,087


       Total assets    2,313,066 1,669,590  33,688,101   1,517,955  3,849,554  899,943  2,884,087
Net assets available for
    plan benefits     $2,313,06 $1,669,590 $33,688,101 $1,517,955 $3,849,554 $899,943 $2,884,087


The accompanying notes are an integral part of these financial statements.

                              ACNIELSEN CORPORATION
                                SAVINGS PLAN
     STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                          As of December 31, 1997

                            Asset                           Asset     Loan
                           Manager: Emerging Diversified   Manager:  Account
                            Growth   Markets International  Income     at
                             Fund     Fund      Fund        Fund     Fidelity   Total
          ASSETS

Investments:

   Cash equivalents            $0       $0        $0          $0         $0     $61,656

   Common stock                 0        0         0           0          0   3,921,000

   Insurance contracts          0        0         0           0          0  17,360,517

   Registered investment
     companies            890,729  239,080 1,775,021     439,521          0  46,183,997

   Loans to participants        0        0         0           0  1,739,502   1,739,502

Total Investments         890,729  239,080 1,775,021     439,521  1,739,502  69,266,672


       Total assets       890,729  239,080 1,775,021     439,521  1,739,502  69,266,672

Net assets available for
   plan benefits         $890,729 $239,080 $1,775,021   $439,521 $1,739,502 $69,266,672


The accompanying notes are an integral part of these financial statements.


                              ACNIELSEN CORPORATION
                                 SAVINGS PLAN
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                              As of December 31, 1996

                                                            Long
                                     ACNielsen  Special     Term
                           Equity    Common     Fixed       Bond
                            Index     Stock     Income     Index      Legacy        Loan
                             Fund     Fund       Fund       Fund        Fund      Account       Total
          ASSETS

Investments:

    Cash equivalents        $46,063  $12,155    $290,997   $19,868     $75,563         $9    $444,655

    Common stock                  0  155,184           0         0   4,588,343          0   4,743,527

    Insurance contracts           0        0  16,379,237         0           0          0  16,379,237

    Collective funds     22,530,120        0     297,146 2,740,295           0          0  25,567,561

    Loans to participants         0        0           0         0           0     55,700      55,700

Total investments        22,576,183  167,339  16,967,380 2,760,163   4,663,906     55,709  47,190,680

Contributions receivable
from participants            13,212    1,247       2,539       623           0          0      17,621

Transfer receivable from D&B
Profit Participation Plan 2,497,905        0     334,344   297,314       7,980  1,457,064   4,594,607

   Interfund
receivable (payable)         17,621  163,709    (113,375)  (30,667)    (37,288)         0           0

Loan payments receivable     47,589   13,311      36,554     6,777           0   (104,231)          0

       Total assets      25,152,510  345,606  17,227,442  3,034,210  4,634,598  1,408,542  51,802,908

Net assest avalable for
plan bebefits           $25,152,510 $345,606 $17,227,442 $3,034,210 $4,634,598 $1,408,542 $51,802,908

The accompanying notes are an integral part of these financial statements.


                             ACNIELSEN CORPORATION
                                   SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                            For The Year Ended December 31, 1997
                                          Continued

                                    ACNielsen
                                     Common                 Long      Legacy        Loan
                                      Stock    Special      Term       Fund        Account
                            Equity   Fund at    Fixed       Bond        at           at       Managed
                             Index   Bankers    Income      Index     Bankers      Bankers     Income
                              Fund    Trust      Fund       Fund       Trust        Trust       Fund

Investment Income & Expense:

   Interest and dividends   $131,657  $1,523   $255,891    $49,870     $19,010    $35,347    $930,018

     Realized gain/(loss)    474,614       0          0    (53,333)     11,209          0           0

     Unrealized appr/(depr)        0 (20,388)         0          0    (177,480)         0           0

     Administrative fee            0       0          0          0           0          0           0

Total income and expense     606,271 (18,865)    255,891     (3,463)  (147,261)    35,347     930,018

Contributions received
from participants          1,562,958 315,697     693,476    152,969          0          0   1,400,999

Distributions to
participants                (576,899) (1,460)   (236,562)   (60,183)   (40,110)      (692)   (906,760)

Loans to participants       (71,355)  (2,545)    (57,918)   (37,152)   (15,030)   184,000    (196,744)

Participant loan repayments 113,093   19,698      53,930     10,160          0   (196,881)    165,234

Transfer from Banker Trust
to Fidelity             (26,467,578)(555,857)(18,477,383)(3,082,596)(4,326,292)(1,430,316) 21,559,979

Interfund transfers        (319,000)(102,274)    541,124    (13,945)  (105,905)         0  (5,592,209)

Net increase for
 the period             (25,152,510)(345,606)(17,227,442)(3,034,210)(4,634,598)(1,408,542) 17,360,517

Net assets available for plan benefits
as of December 31, 1996  25,152,510  345,606  17,227,442  3,034,210  4,634,598  1,408,542           0

Net assets available for plan benefits
as of December 31, 1997          $0       $0          $0         $0         $0         $0 $17,360,517

The accompanying notes are an integral part of these financial statements.

                           ACNIELSEN CORPORATION
                               SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                       For The Year Ended December 31, 1997
                                 Continued



                             ACNielsen
                              Stock      Legacy
                               Fund       Fund   Growth &      OTC       Blue       Asset  Low-Priced
                                at         at     Income    Portfolio    Chip      Manager   Stock
                             Fidelity   Fidelity   Fund       Fund       Fund       Fund      Fund

Investment income and expense:

    Interest and dividends    $10,973     $6,381  $1,438,678  $86,592     $134,617   $59,132  $152,956

   Realized gain/(loss)        32,439  1,439,705     700,034    4,761        1,616     1,439     3,881

   Unrealized appr/(depr)     480,174     23,388   5,325,692  (86,492)      77,655    11,038    79,913

   Administrative fee               0          0           0        0            0         0      (260)

Total income and expense      523,586  1,469,474   7,464,404    4,861      213,888    71,609   236,490

Contributions received
from participants             491,164          0   2,688,937   222,595      489,571   43,415   364,169

Distributions to
participants                  (49,967)  (259,799) (1,001,527)   (4,320)     (16,031)    (397)  (27,689)

Loans to participants         (31,197)   (52,617)   (512,363)    (8,797)     (18,649) (1,936)  (20,392)

Participant loan repayments    64,967          0     266,894      5,342      19,001      663    11,249

Transfer from Bankers Trust
to Fidelity                   555,857  4,326,292  26,467,578           0          0        0         0

Interfund transfers           758,656 (3,813,760) (1,685,816)  1,298,274  3,161,774  786,589 2,320,260

Net increase for the period 2,313,066  1,669,590  33,688,107   1,517,955  3,849,554  899,943 2,884,087

Net assets available for plan benefits
  as of December 31, 1996           0          0           0           0          0        0         0

Net assets available for plan benefits
  as of December 31, 1997  $2,313,066 $1,669,590 $33,688, 107 $1,517,955 $3,849,554 $899,943 $2,884,087

The accompanying notes are an integral part of these financial statements.

                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                         For The Year Ended December 31, 1997
                                                 Asset     Loan
                           EmergingDiversified   Manager:  Account
                            MarketsInternational Income     at
                             Fund     Fund        Fund   Fidelity     Total

Investment income and expense:

     Interest and dividends  $4,612    $62,800   $18,878        $0   $3,479,493

     Realized gain/(loss)       129        122        96         0   $2,616,682

     Unrealized appr/(depr) (75,149)   (62,865)      905         0    5,552,356

     Administrative fee        (243)         0         0         0         (503)

Total income and expense    (70,651)        57    19,879         0   11,648,028

Contributions received
from participants            84,397    312,750    31,825         0   $9,030,255

Distributions to
participants                   (302)   (11,541)       (8)  (17,752) ($3,214,519)

Loans to participants        (1,792)   (21,631)   (4,865)  877,320            0

Participant loan repayments     950      9,397     2,040  (550,382)           0

Transfer from Bankers Trust       0          0         0 1,430,316            0

Interfund transfers         226,478  1,485,989   390,650         0            0

Net increase for the period 239,080  1,775,021   439,521 1,739,502   17,463,764

Net assets available for plan benefits
  as of December 31, 1996         0          0         0         0   51,802,908

Net assets available for plan benefits
  as of December 31, 1997  $239,080 $1,775,021  $439,521 $1,739,50   69,266,672

The accompanying notes are an integral part of these financial statements.

                    ACNEILSEN CORPORATE SAVINGS PLAN
                      NOTES TO FINANCIAL STATEMENTS

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

 Fidelity Management Trust Company replaced Bankers Trust Company as the trustee of the Plan effective April 1, 1997. As a result of the assignment of the new trustee and the establishment of a master trust between Fidelity
 Management Trust Company, the ACNielsen Corporation Savings Plan and the ACNielsen Corporation Employee Stock Ownership Plan, participants have new investment options beginning April 1, 1997.

 The following summary of major Plan provisions in effect for the Plan year is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

General

 The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

 All U.S. employees, except leased employees and employees whose terms and conditions of employment are the subject of a collective bargaining agreement, become eligible to participate in the Plan on their employment commencement date.

Contributions

 Participants contribute to the Plan by authorizing payroll deductions of a stated whole percentage subject to a maximum of 16% of the participant's covered compensation as defined in the Plan.

 A participant's contributions under the Plan may be made in the form of contributions from after-tax earnings and/or contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A participant's aggregate before- and after-tax contributions may not exceed 16% of the participant's covered compensation, subject to an overall limit on contributions imposed by the Internal Revenue Code. For 1997, the Internal Revenue Code limit on before-tax contributions was $9,500.

 To comply with certain provisions of the Internal Revenue Code, the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining a participant's contributions under the Plan for 1997 was $160,000.

 Participant Accounts

 Each participant's account is credited with the participant's contribution and account earnings.

 Vesting

 Participants are immediately vested in their contributions plus actual earnings thereon.

Investment Options

 Prior to April 1, 1997, upon enrollment in the Plan, a participant could direct his or her contributions in 10% increments in any of the four following investment options, with no more than 50% invested in the ACNielsen Common Stock Fund. No additional amounts could be contributed to the Legacy Fund.

    Equity Index Fund - The Equity Index Fund was invested in the common stock of all or a significant portion of the companies included in the Standard & Poor's 500 Stock Index and approved short-term instruments to provide for liquidity. The objective of the fund was to obtain a total rate of return (dividends plus market gains or losses) similar to that of the Standard & Poor's 500 Stock Index, although there was no assurance that this objective would be achieved. The Equity Index Fund was managed by BZW Barclays Global Investors which had exclusive responsibility for investment management of the fund.

    ACNielsen Common Stock Fund - The ACNielsen Common Stock Fund was invested in the common stock of ACNielsen Corporation and approved short-term instruments to provide for liquidity. Bankers Trust, the Plan's trustee, prior to April 1, 1997, purchased ACNielsen common stock for this fund in the open market in accordance with a nondiscretionary purchasing program.
 The trustee could also purchase or accept authorized but as yet unissued shares of ACNielsen common stock, or shares held as treasury shares, from ACNielsen.

    Special Fixed Income Fund - The Special Fixed Income Fund was comprised of Fidelity's Managed Income Portfolio and individual investment contracts
 (ICs) with one or more insurance companies previously selected by D&B. The objective of the Special Fixed Income Fund was to provide a competitive level of income over time while preserving the value of the investment. As the existing ICs mature, the funds would be invested with Fidelity's Managed Income Portfolio. The Managed Income Portfolio purchased investment contracts offered by major insurance companies and other approved short-term instruments to provide for liquidity. Some investment contracts were purchased along with fixed income securities or units of bond funds which invest in such securities. New contributions and transfers to the Special Fixed Income Fund were invested in the Managed Income Portfolio which was managed by Fidelity Management Trust Company.

    Long Term Bond Index Fund - The Long Term Bond Index Fund was invested in fixed income securities, including, but not limited to, U.S. government and agency securities, mortgage-backed securities issued by agencies of the U.S. government, investment grade corporate securities and other short-term investments to provide for liquidity. The objective of the fund was to obtain a total rate of return (interest plus market gains and losses) similar to that of the Lehman Brothers Aggregate Bond Index, although there was no assurance that this objective would be achieved. The Long Term Bond Index Fund was managed by BZW Barclays Global Investors. The Long Term Bond Index Fund assets were managed as part of the BZW Barclays U.S. Debt Index Fund, a collective trust fund which had the objective of replicating the performance of the Lehman Brothers Aggregate Bond Index.

    Legacy Fund - The Legacy Fund replaced the Dun & Bradstreet Common Stock Fund in the Profit Participation Plan of The Dun & Bradstreet Corporation and was available only to former participants in that plan. At the time of the D&B reorganization, the Dun & Bradstreet Common Stock Fund became a fund consisting of shares of ACNielsen, Cognizant and D&B. Participants could not make additional contributions or transfers to this fund.

 Participants were able to reallocate their entire account balances in multiples of 10% among the funds on a monthly basis subject to the 50% limit on investments in the ACNielsen Common Stock Fund. Participants could not elect transfers into the Legacy Fund.

 On and after April 1, 1997 (with Fidelity Management Trust Company replacing Bankers Trust as the new trustee) and upon enrollment in the Plan, a participant may direct his or her contributions in 1% increments in any of eleven investment options, with no more than 50% invested in the ACNielsen Common Stock Fund. No additional amounts may be contributed to the Legacy Fund.

     Managed Income Fund - The Managed Income Fund is a combination of Fidelity's Managed Income Portfolio I and investment contracts previously purchased by this plan. It is not a mutual fund. The goal of the fund is to provide a competitive level of income over time while preserving the investment. The Portfolio purchases investment contracts offered by major insurance companies and other approved financial institutions and short-term investments to provide for liquidity needs. Some investment contracts (synthetic wrappers) are purchased in conjunction with the purchase of fixed income securities or units of bond funds which invest in such securities. As previous investment contracts mature, all proceeds will be invested in the Managed Income Portfolio.

      Growth & Income Fund - The Growth & Income Fund is a growth and income mutual fund. The goal of the fund is to provide high total return through a combination of current income and capital appreciation. The fund invests mainly in U.S. and foreign stocks. It selects companies that currently pay dividends and carry the potential for increased earnings. The fund may also invest in bonds.

      Blue Chip Fund - The Blue Chip Fund is a growth mutual fund. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in the common stock of well-know and established companies. Normally, at least 65% of the fund's total assets are invested in the common stock of blue chip companies. The fund may also invest in companies with strong earnings and future growth potential that are positioned to become blue chips of the future.

      Low-Priced Stock Fund - The Low-Priced Stock Fund is a growth mutual fund with the goal of capital appreciation. The fund invests primarily in stocks of companies that are considered undervalued or out of favor with other investors and could offer the possibility for significant growth. Generally, low-priced is considered $25 or less and are stocks of smaller, less well-known companies. This fund carries a redemption fee to discourage short-term buying and selling of fund shares.

      OTC Portfolio Fund - The OTC Portfolio Fund is a growth mutual fund. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in U.S. and foreign common stocks that are traded on the over-the-counter (OTC) market. The fund may also invest in bonds and other types of securities. Securities traded on the OTC market tend to be from smaller or newer companies, which generally involve greater investment risk than well-known companies.

      Diversified International Fund - The Diversified International Fund is a growth mutual fund that invests overseas. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in stocks of companies located outside the U.S. that are included in the Morgan Stanley EAFE Index. It seeks stocks that are undervalued compared to industry norms in their countries and focuses on larger companies.

      Emerging Markets Fund - The Emerging Markets Fund is a growth mutual fund that invests in emerging markets. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in stocks of companies in emerging markets. The fund emphasizes countries with relatively low GNP compared to the world's major economies, and with the potential for rapid economic growth. A redemption fee is charged if a shareholder sells shares held less than 90 days.

      ACNielsen Common Stock Fund - The ACNielsen Common Stock Fund invests in the common stock of ACNielsen Corporation and approved short-term instruments to provide for liquidity. Ownership is measured in units of the fund instead of shares of stock. The Plan's trustee purchases ACNielsen common stock for this fund in the open market in accordance with a nondiscretionary purchasing program. The trustee may also purchase or accept authorized but as yet unissued shares of ACNielsen common stock, or shares held as treasury shares from ACNielsen. Transaction fees related to investments in the ACNielsen Common Stock Fund are charged against the fund's assets. The charges are reflected in the total rates of return.

      Legacy Fund - The Legacy Fund replaced the Dun & Bradstreet Common Stock Fund in The Profit Participation Plan of The Dun & Bradstreet Corporation and was available only to former participants in that plan. At the time of the D&B reorganization, the Dun & Bradstreet Common Stock Fund became a fund consisting of shares of ACNielsen, Cognizant and D&B. Ownership was measured
 in units of the fund instead of shares of stock.   Participants could not make
 additional contributions or transfers to this fund. ACNielsen exercised its right to close this fund and requested all participants in the fund to transfer their balances to one or more of the other investment options as of December 31, 1997. Transaction fees related to investments in the Legacy Fund were charged against the fund's assets. The charges were reflected in the total rates of return. All distributions from the Legacy Fund were made in cash.

      Asset Manager Fund - The Asset Manager Fund is an asset allocation mutual fund. The goal of the fund is to provide high total return with reduced risk over the long term. The fund invests in all basic types of investments: stocks, bonds, and short term and money market instruments. The fund can have anywhere from 30% to 70% in stocks, 20% to 60% in bonds and 0% to 50% in short-term/money market class.

      Asset Manager: Growth Fund - The Asset Manager: Growth Fund is an asset allocation mutual fund. The goal of the fund is to provide maximum total return over the long term. The fund invests in all basic types of investments: stocks, bonds, and short-term and money market instruments. Its more aggressive approach focuses on stocks for the potential of high returns. The fund can have anywhere from 50% to 100% in stocks, 0% to 50% in bonds and 0% to 50% in short-term/money market class.

      Asset Manager: Income Fund - The Asset Manager: Income Fund is an asset allocation mutual fund. The goal of the fund is to provide high current income while considering the potential for long-term growth. The fund invests in all basic types of investments: stocks, bonds, and short-term and money market instruments. The fund's approach focuses on bonds and short-term and money market instruments for current income.

 Participants are able to reallocate their entire account balances in multiples of 1% among the funds on a daily basis subject to the 50% limit on investments in the ACNielsen Common Stock Fund.

     Loans

 Participants may obtain loans from the Plan, which are secured by the balance in their accounts. Loan transactions are recorded as transfers to/(from) the investment funds and from/(to) the loan account. Principal and interest are repaid through payroll deductions. The Plan limits the total number and amount of loans outstanding at any time for each participant. The interest rate charged on a loan for its duration is the prime rate plus two percentage points. Interest rates for participant loans ranged from 8.00% to 12.50% and terms ranged from 11 months to 119 months as of December 31, 1997.

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

 Distributions

 Distributions are recorded when paid.

 Risks and Uncertainties

 The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, registered investment companies, and other investment securities. Such investments are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with such investments and the level of uncertainty related to changes in the value of such investments, it is at least reasonably possible that changes in risks or investment values in the near term could materially affect a participant's account balance and the amounts reported in the statement of net assets available for plan benefits with fund information and the statement of changes in net assets available for plan benefits with fund information.

 Plan Expenses

 Transaction and investment manager fees are paid by the Plan. Trustee fees and other expenses of administering the Plan may be borne by the Plan and the Company.

     Note 3.  Related Party Transactions

 Certain Plan investments were shares of a short term investment fund managed by Bankers Trust. Bankers Trust was the trustee as of March 31, 1997 as defined by the Plan and, therefore, these transactions qualified as party-in-interest transactions.

     Note 4.  Plan Termination

 While the Company has not expressed any intent to terminate the Plan, it is free to do so at any time subject to the provisions of ERISA and the Internal Revenue Code which state that, in such event, all participants of the Plan shall be fully vested in the amounts credited to their accounts.

     Note 5.  Reconciliation of Financial Statements to Form 5500

 As of December 31, 1997, the Plan had no pending distributions to participants who elected to withdraw from the Plan. Therefore, there were no reconciling items between the accompanying financial statements and Form 5500.

     Note 6.  Investment Income

 For the year ended December 31, 1997, the Plan assets increased in value by $11,648,028 which represented interest and dividends, realized gains/losses and unrealized appreciation/depreciation for the investments.

     Note 7.  Insurance Contracts

 The insurance contracts are held by John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company, New York Life Insurance Company and Principal Mutual Life Insurance Company. There were 11 contracts with interest rates from 5.35% to 7.30% and maturities from March 1998 to October 2000 as of December 31, 1997. There are no reserves against contract value for credit risk of the contract issuer or otherwise.

     Note 8.  Significant Investments

 For the year ended December 31, 1997, the Plan had the following investments which represented more than five percent of the net assets available for plan benefits:

      	Fund					                                  		Market Value
      	Growth & Income Fund			                    		$33,688,107
      	Managed Income Fund			                    		  17,360,517
      	Blue Chip Fund						                           3,849,554

     Note 9.  Tax Status

 On December 18, 1997, the Company received a favorable determination letter in which the Internal Revenue Service stated that the Plan is in compliance with the requirements for a qualified plan under Section 401(a) of the Internal Revenue Code and the trust is exempt from federal income taxes under the provisions of Section 501(a) of the Code.

     Note 10.  Change in Trustee and Creation of a Master Trust

 Fidelity Management Trust Company replaced Bankers Trust Company as the trustee of the Plan effective April 1, 1997. As a result of the assignment of the new trustee, a master trust was established between Fidelity Management Trust Company, the ACNielsen Corporation Savings Plan and the ACNielsen Corporation Employee Stock Ownership Plan.

                                                                    Schedule 1
                                       ACNIELSEN CORPORATION
                                            SAVINGS PLAN
                ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                         As of December 31, 1997
                                           EIN 06-1454128
                                              PLAN #001

    Description of Investment    Maturity DateInterest Ra      Cost      Market/Contract

          Common Stock:
         ACNielsen Stock Fund                                  1,815,054   2,251,410
             Legacy Fund                                       1,003,094   1,669,590
       Total Common Stock                                      2,818,148   3,921,000

  Insurance Contracts:
     Fidelity Portfolio                                          525,106     525,106
     Fidelity IPL                                              5,858,048   5,858,048
     John Hancock GAC # 8775       01-Oct-98     5.98%           897,406     897,406
     John Hancock GAC # 8776       03-Apr-00     6.22%         1,126,982   1,126,982
     Metropolitan Life GAC # 2471  01-Apr-99     7.30%         1,551,798   1,551,798
     Metropolitan Life GAC # 2471  02-Oct-00     6.15%           544,187     544,187
     Metropolitan Life GAC # 2471  02-Oct-00     6.75%         1,301,029   1,301,029
     New York Life GAC # 30644     01-Oct-99     7.19%           902,128     902,128
     New York Life GAC # 30644-00  03-Apr-00     6.25%           836,521     836,521
     Principal Mutual GAC # 4-261  31-Mar-98     5.35%           579,674     579,674
     Principal Mutual GAC # 4-261  30-Sep-98     6.09%           885,774     885,774
     Principal Mutual GAC # 4-261  30-Sep-99     7.24%           962,672     962,672
     Principal Mutual GAC # 4-261  01-Oct-00     6.40%         1,389,192   1,389,192
    Total Insurance Contracts                                 17,360,517  17,360,517

 Registered Investment Companies
         Growth & Income Fund                                 28,453,913  33,688,107
          OTC Portfolio Fund                                   1,607,261    1,517,955
            Blue Chip Fund                                     3,773,443    3,849,554
          Asset Manager Fund                                     888,941      899,943
        Low-Priced Stock Fund                                  2,808,029    2,884,087
      Asset Manager: Growth Fund                                 914,892      890,729
        Emerging Markets Fund                                    309,411      239,080
     Diversified International Fund                            1,837,934    1,775,021
      Asset Manager: Income Fund                                 438,644      439,521
Total Registered Investment Companies                         41,032,468   46,183,997

        Cash Equivalents:
     Fidelity Institutional Cash Portfolio                      61,656         61,656
     Total Cash Equivalents                                     61,656         61,656

      Loans To Participants                                     -           1,739,502

        Total Investments                                  $61,272,789    $69,266,672


Interest rates of 8.00% to 12.50% and durations of 11 months to 119 months

The accompanying notes to financial statements are an integral part of this schedule.
                                 14

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


 As independent public accountants, we hereby consent to the incorporation of our report included in this Form 11-K into ACNielsen Corporation's previously filed Registration Statement on Form S-8 (File No.333-14085) and the related Prospectus.

			Arthur Andersen LLP




 Stamford, Connecticut,
 June 25, 1998





15