Form 10-Q
period 1998-06-30
ACNIELSEN CORP
filed 1998-08-13
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                     OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

                                         Commission file number 001-12277

                          ACNIELSEN CORPORATION
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                06-1454128
-------------------------------------     ------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)

     177 Broad Street, Stamford, CT                       06901
------------------------------------------         --------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (203) 961-3000
                                                          -------------------

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

                                                    Shares Outstanding
        Title of Class                              at July 31, 1998
        Common Stock,
        par value $.01 per share                    57,117,645

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                         PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)                 3
      Three Months Ended June 30, 1998 and 1997

Condensed Consolidated Statements of Income (Unaudited)                 4
      Six Months Ended June 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows (Unaudited)             5
      Six Months Ended June 30, 1998 and 1997

Condensed Consolidated Balance Sheets                                   6
      June 30, 1998 (Unaudited) and December 31, 1997

Notes to Condensed Consolidated Financial Statements (Unaudited)        7

Item 2. Management's Discussion and Analysis of Financial               12
            Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 4. Submission of matters to a vote of Security Holders             16

Item 6. Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                              18





PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Income (Unaudited)
(Amounts in thousands except per share amounts)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                       --------------------------------------------

                                                                                1998                    1997
                                                                       -----------------------    -----------------
Operating Revenue                                                            $ 346,495                  $ 356,325

Operating Costs                                                                163,608                    184,599
Selling and Administrative Expenses                                            133,307                    130,011
Depreciation and Amortization                                                   20,959                     23,058
Year 2000 Expenses                                                               2,701                          -
                                                                       -----------------          -----------------

Operating Income                                                                25,920                     18,657


Interest Income                                                                  2,342                      1,021
Interest Expense                                                                  (317)                      (384)
Other - Net                                                                       (207)                      (315)
                                                                       -----------------          -----------------
Other Income - Net                                                               1,818                        322

Income Before Income Tax Provision                                              27,738                     18,979

Income Tax Provision                                                            11,650                      8,730
                                                                       -----------------          -----------------

Net Income                                                                    $ 16,088                   $ 10,249
                                                                       =================          =================


Net Income Per Share of Common Stock - Basic                                    $ 0.28                     $ 0.18
                                                                       =================          =================

Net Income Per Share of Common Stock - Diluted                                  $ 0.27                     $ 0.18
                                                                       =================          =================

Weighted Average Number of Shares Outstanding
                Basic                                                           57,281                     57,035
                Diluted                                                         59,670                     57,536



See accompanying notes to the condensed consolidated financial statements (unaudited).


PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements Of Income (Unaudited)
(Amounts in thousands except per share amounts)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                       --------------------------------------------

                                                                                1998                    1997
                                                                       -----------------------    -----------------
Operating Revenue                                                            $ 672,296                  $ 681,099

Operating Costs                                                                335,582                    366,700
Selling and Administrative Expenses                                            262,183                    258,013
Depreciation and Amortization                                                   42,370                     46,907
Year 2000 Expenses                                                               6,037                          -
                                                                       -----------------          -----------------

Operating Income                                                                26,124                      9,479

Interest Income                                                                  5,423                      3,052
Interest Expense                                                                  (601)                    (1,685)
Other - Net                                                                       (106)                       511
                                                                       -----------------          -----------------
Other Income - Net                                                               4,716                      1,878

Income Before Income Tax Provision                                              30,840                     11,357

Income Tax Provision                                                            12,953                      5,224
                                                                       -----------------          -----------------

Net Income                                                                    $ 17,887                    $ 6,133
                                                                       =================          =================


Net Income Per Share of Common Stock - Basic                                    $ 0.31                     $ 0.11
                                                                       =================          =================

Net Income Per Share of Common Stock - Diluted                                  $ 0.30                     $ 0.11
                                                                       =================          =================

Weighted Average Number of Shares Outstanding
                Basic                                                           57,319                     56,977
                Diluted                                                         59,604                     57,313



See accompanying notes to the condensed consolidated financial statements (unaudited).








ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                  -----------------------------------------------
                                                                              1998                    1997
                                                                  -----------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                  $ 17,887                  $ 6,133
  Reconciliation of Net Income to Net Cash Provided By
  Operating Activities:
    Depreciation and Amortization                                             42,370                   46,907
    Deferred Income Taxes                                                        205                    2,846
    Payments Related to Special Charges                                      (15,162)                 (21,157)
    Postemployment Benefit Expense                                             1,923                      227
    Postemployment Benefit Payments                                           (6,879)                  (5,718)
    Net Increase in Accounts Receivable                                      (14,769)                  (4,082)
    Net Increase in Other Working Capital Items                               (3,589)                 (26,667)
    Other                                                                     (1,472)                   4,552
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     20,514                    3,041
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                         (19,551)                 (20,827)
Additions to Computer Software                                               (11,535)                  (6,719)
Payments for Acquisition of Businesses                                       (68,360)                  (5,082)
Decrease in Other Investments                                                  1,931                    1,800
Other                                                                        (11,189)                  (9,788)
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                       (108,704)                 (40,616)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase (Decrease) in Short-Term Borrowings                                  20,797                  (10,347)
Treasury Stock Purchases                                                     (21,517)                       -
Proceeds from the Sale of Common Stock under Option Plans                      7,035                    1,613
Other                                                                           (142)                     222
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                            6,173                   (8,512)
----------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                  (4,380)                  (5,171)
----------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                        (86,397)                 (51,258)
Cash and Cash Equivalents, Beginning of Period                               205,726                  185,005
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                   $ 119,329                $ 133,747
----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash Paid During the Period for Interest                                       $ 609                  $ 1,751
Cash Paid During the Period for Income Taxes                                $ 13,778                 $ 19,562

Noncash Investing and Financing Activities:
Acquisition of Investment and Note Receivable in exchange for               $ 19,400                        -
   Business Assets and Liabilities assumed

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                        -5-



ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,               December 31,
                                                                                        1998                     1997
                                                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                              $ 119,329              $ 205,726
Accounts Receivable-Net                                                                  267,373                260,821
Other Current Assets                                                                      48,598                 38,423
                                                                                  -----------------          -------------
       Total Current Assets                                                              435,300                504,970
Notes Receivable and Other Investments                                                    28,181                 10,281
Property, Plant and Equipment-Net                                                        146,817                165,660
Other Assets-Net
Prepaid Pension                                                                           58,685                 57,425
Computer Software                                                                         28,302                 25,288
Intangibles & Other Assets                                                                56,593                 55,001
Goodwill                                                                                 275,025                220,483
                                                                                  -----------------          -------------
       Total Other Assets-Net                                                            418,605                358,197
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 1,028,903            $ 1,039,108
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                       $ 77,352               $ 86,908
Short-Term Debt                                                                           45,358                 25,957
Accrued and Other Current Liabilities                                                    314,956                313,864
Accrued Income Taxes                                                                      39,513                 42,385
                                                                                  -----------------          -------------
       Total Current Liabilities                                                         477,179                469,114
Postretirement and Postemployment Benefits                                                45,757                 49,400
Deferred Income Taxes                                                                     27,129                 27,609
Other Liabilities                                                                         25,769                 32,881
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        575,834                579,004
--------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common Stock                                                                                 583                    577
Additional Paid-in Capital                                                               481,751                471,493
Retained Earnings                                                                         61,507                 43,620
Treasury Stock                                                                           (25,483)                (3,966)
Accumulated Other Comprehensive Income:
       Cumulative Translation Adjustment                                                 (65,289)               (51,620)
                                                                                  -----------------          -------------
Total Shareholders' Equity                                                               453,069                460,104
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 1,028,903            $ 1,039,108
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                        -6-

ACNIELSEN CORPORATION
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Amounts in  thousands, except per share data) (Unaudited)

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

Note 2 - Financial Instruments with Off-Balance-Sheet Risk

The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. At June 30, 1998 the Company had $21,583 of foreign currency forward contracts outstanding, which mature on various dates over the next six months. These forward contracts mature in monthly installments through December 31, 1998. Any gain or loss on the forward contract is deferred and included in the measurement of the related foreign currency transaction.

The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Note 3 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the respective periods:



Three months ended June 30                                                              1998            1997
------------------------------------------------------------------------------ -------------- ---------------

Weighted-average number of shares outstanding for basic EPS                           57,281          57,035
Dilutive effect of shares issuable as of period-end under stock option
   plans                                                                               2,389             501
                                                                               -------------- ---------------
Weighted-average number of shares and share equivalents for diluted EPS
                                                                                      59,670          57,536
                                                                               ============== ===============
                                                                               ============== ===============

Net Income                                                                          $ 16,088        $ 10,249
                                                                               ============== ===============
                                                                               ============== ===============

Basic Earnings Per Share                                                              $ 0.28          $ 0.18
                                                                               ============== ===============

Diluted Earnings Per Share                                                            $ 0.27          $ 0.18
                                                                               ============== ===============





Six months ended June 30                                                                 1998           1997
------------------------------------------------------------------------------ --------------- --------------

Weighted-average number of shares outstanding for basic EPS                           57,319          56,977
Dilutive effect of shares issuable as of period-end under stock option
   plans                                                                               2,285             336
                                                                               ============== ===============
Weighted-average number of shares and share equivalents for diluted EPS
                                                                                      59,604          57,313
                                                                               ============== ===============

Net Income                                                                          $ 17,887         $ 6,133
                                                                               ============== ===============

Basic Earnings Per Share                                                              $ 0.31          $ 0.11
                                                                               ============== ===============
                                                                               ============== ===============

Diluted Earnings Per Share                                                             $ .30          $ 0.11
                                                                               ============== ===============


Note 4 - Acquisition

On June 30, 1998, the Company acquired BBI Marketing Services, Inc. ("BASES"), a provider of simulated test-marketing services. The Company paid $65,000 and may be required to make additional cash payments if BASES achieves certain operating goals. The maximum amount of contingent consideration is approximately $36,000 (payable through 2001).

The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. Pending the receipt of additional information, the purchase price of $65,000 has been recorded as goodwill in the accompanying condensed consolidated balance sheet as of June 30, 1998.

If BASES had been acquired on January 1, 1997, this acquisition would not have had a material impact on the Company's consolidated results of operations for any of the periods presented.

Note 5 - Bank Credit Line

In April 1998, the Company replaced its existing $125,000 bank credit facility with a new $250,000 bank credit facility. The new credit facility, which is provided by a global bank syndicate comprising twelve banks, is unsecured and has a three-year term. The new credit facility includes subfacilities for borrowings in foreign currencies and for the issuance of letters of credit. The base interest rates applicable to borrowings may be fixed or various floating rates, depending on the type and currency of the borrowing. Interest spreads and fees are based upon the Company's fixed charge coverage ratio for the preceding four quarters. The terms of the credit agreement contain, among other things, limitations on debt of the Company and its subsidiaries and financial covenants requiring the Company to maintain compliance with a minimum fixed charge coverage ratio requirement and a maximum leverage ratio requirement. At June 30, 1998, approximately $41,600 was outstanding under the new credit facility. There are no compensating balance requirements or material commitment fees associated with the new credit facility.

Note 6 - New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. This statement is effective for interim and annual periods for fiscal years beginning after December 15,1997. The Company's comprehensive income for the respective periods, reported net of tax, are set forth in the following table:


Three months ended June 30                                                1998             1997
-------------------------------------------------------------------   ------------     -----------

Net Income                                                              $ 16,088        $ 10,249

Other comprehensive loss, net of tax:
   Foreign currency translation adjustments                               (3,363)         (3,296)
   Unrealized gain on securities                                               -          16,443
                                                                       -----------     -----------
        Comprehensive income                                            $ 12,725        $ 23,396
                                                                    ==============    ============


Six months ended June 30                                                  1998             1997
------------------------------------------------------------------- ---------------- ---------------
Net Income                                                                  $ 17,887        $ 6,133

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                                  (13,669)       (12,179)
   Unrealized gain on securities                                                   -         15,451
                                                                         -----------    ------------

        Comprehensive income                                                $  4,218        $ 9,405
                                                                    ================= ==============


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

Note 7 - Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Old D&B"), A.C. Nielsen Company (which is a subsidiary of the Company "ACNielsenCo") and I.M.S. International, Inc. ("IMS"), formerly a subsidiary of Cognizant Corporation ("Cognizant") and currently a subsidiary of IMS Health Incorporated (the "IRI Action").

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

IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

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

In connection with the IRI Action, Old D&B, Cognizant (the former parent company of IMS) and the Company entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that the Company will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Cognizant and Old D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which the Company is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of the Company without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of the Company, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

The Indemnity and Joint Defense Agreement also imposes certain restrictions on the payment of cash dividends and the ability of the Company to purchase its stock.

In June 1998 (i) Old D&B changed its name to R.H. Donnelly Corporation and spun-off (the "D&B Spin") a company now named The Dun & Bradstreet Corporation ("New D&B"), and (ii) Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun-off (the "Cognizant Spin") a company named IMS Health Incorporated ("IMS Health"). Pursuant to the terms of a Distribution Agreement dated as of October 28, 1996 among the Company, Old D&B and Cognizant, New D&B was required as a condition to the D&B Spin, and IMS Health was required as a condition to the Cognizant Spin, to undertake to the Company to be jointly and severally liable with its former parent company for, among other things, the obligations of such former parent company under the Indemnity and Joint Defense Agreement. Each of New D&B and IMS Health did provide such undertaking to the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Quarter ended June 30, 1998 compared with Quarter ended June 30, 1997

Net income for the second quarter was $16,088 or $0.27 per diluted share, a $5,839, or $0.09 per share improvement over the second quarter of 1997. Net income included an after-tax negative currency translation impact of $2,372, or $0.04 per diluted share.

Revenue for the quarter ended June 30, 1998 was $346,495, a decrease of 2.8% from the second quarter of 1997, reflecting the negative impact of a strong U.S. dollar. Driven by solid growth in all regions, revenue advanced 4.2% in local currency.

The Company's operating income in the second quarter increased 38.9% or, $7,263, to $25,920, despite a negative currency translation impact of $4,089. Strong U.S. revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased 53.4% or $9,964, to $28,621.

Other income-net was $1,818, compared with $322 in the second quarter of 1997, primarily reflecting increased interest income on higher average cash balances.

The Company's operating results by geographic region for the quarters ended June 30, 1998 and 1997 are set forth in the table below.

                                                    Operating Revenue           Operating Income
                                                                                     (Loss)
                                              ---------------------------- -------------------------
                                                   1998           1997         1998          1997

United States                                   $  89,329     $  78,206     $  9,620      $  4,268
Canada/ Latin America                              46,829        52,499        7,312         7,065
                                                   ------        ------        -----         -----
    Total Americas                                136,158       130,705       16,932        11,333
Europe, Middle East & Africa                      146,005       149,374        9,699         8,243
Asia Pacific *                                     64,332        76,246        1,990         (919)
                                                   ------        ------       ------       -------
   Subtotal                                       346,495       356,325       28,621        18,657
Year 2000 Costs                                         -             -       (2,701)            -
                                                  -------       -------      -------       -------

   Total                                        $ 346,495     $ 356,325     $ 25,920      $ 18,657
                                                =========     =========     ========      ========

         *Includes ACNielsen Japan

The following discusses results on a geographic basis:

Total Americas revenue increased 4.2% to $136,158 from $130,705. Excluding the impact of currency translation, revenue grew 6.6%. Operating income was $16,932, a $5,599 improvement over the prior year, including an $897 negative foreign translation impact.

In the United States, revenue grew 14.2% to $89,329, reflecting continued growth in account-level information, advances in modeling and analytics and additional revenue from new clients and from ACNielsen EDI, acquired in December 1997. Excluding ACNielsen EDI, U.S. revenue grew 11.3%. Operating income was $9,620, an increase of $5,352 over the prior year. Revenue growth and continuing improvements in operating efficiency drove the gain.

In Canada and Latin America, reported revenue of $46,829 was down 10.8%, $5,670 from the prior year quarter, due to the transfer in January 1998 of ACNielsen's media business to the IBOPE joint venture and a negative foreign translation impact of $3,175. Excluding the transfer, local currency revenue from the base business rose 3.8%, resulting from higher retail measurement sales in Canada, Mexico, Brazil and Colombia. Operating income increased 3.5% to $7,312 from
$7,065  in  1997,   including  a  $897  negative  impact  of  foreign   currency
translation.

Revenue in the Europe, Middle East & Africa ("EMEA") region declined 2.3% to $146,005, from $149,374 in 1997, due to a $7,497 negative impact of foreign currency translation. Revenue for EMEA grew 2.8% in local currency, primarily the result of strong growth in Eastern Europe and higher revenue in the United Kingdom and France. EMEA increased its operating income for the quarter by $1,456, or 17.7%, to $9,699, despite a negative currency translation impact of $887. The improvement was the result of improved operating efficiency and increased productivity.

Asia Pacific's revenue decreased 15.6% to $64,332 from $76,246, due to a $14,081 negative impact from currency translation. Revenue for Asia Pacific grew 2.8% in local currency due to increases in the Philippines, China/Hong Kong, Japan and Australia, as well as new revenues from the Company's expanded operation in India. Operating income increased $2,909 to $1,990, including a negative currency translation impact of $2,326. Operating income in local currency rose $5,235. The profit improvement reflects ongoing efforts to increase productivity, improve operating efficiency and lower costs, particularly in Japan.

Six months ended June 30, 1998 compared with Six months ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $17,887 or $0.30 per diluted share, a $11,754, or $0.19 per share improvement over the prior year. Net income included an after-tax negative currency translation impact of $3,700, or $0.06 per diluted share.

Revenue for the six months ended June 30, 1998 was $672,296, a decrease of $8,803 or 1.3% from the first six months of 1997, reflecting a negative foreign currency translation impact of $54,403. Driven by solid growth in all regions, revenue advanced 6.7% in local currency.

The Company's operating income for the six months ended June 30, 1998 increased $16,645 to $26,124, despite a negative currency translation impact of $6,379. Strong U.S. revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased $22,682 to $32,161.

Other income-net was $4,716, compared with $1,878 in the first six months of 1997, primarily reflecting lower interest expense on lower borrowings and increased interest income on higher average cash balances.

The Company's operating results by geographic region for the six months ended June 30, 1998 and 1997 are set forth in the table below.

                                                   Operating Revenue            Operating Income
                                                                                    (Loss)
                                               -------------------------    ------------------------
                                                    1998          1997          1998          1997
United States                                   $ 172,496     $ 151,513      $ 15,405       $ 4,718
Canada/ Latin America                              94,895       100,558        12,748         9,896
                                                   ------       -------        ------         -----
    Total Americas                                267,391       252,071        28,153        14,614
Europe, Middle East & Africa                      277,603       282,999         4,662         1,245
Asia Pacific *                                    127,302       146,029          (654)       (6,380)
                                                  -------       -------        ------        ------
   Subtotal                                       672,296       681,099        32,161         9,479
Year 2000 Costs                                         -             -        (6,037)            -
                                                ---------     ---------      --------       -------
Total                                           $ 672,296     $ 681,099      $ 26,124       $ 9,479
                                                =========     =========      ========       =======

         *Includes ACNielsen Japan


The following discusses results on a geographic basis:

Total Americas revenue increased 6.1% to $267,391 from $252,071. Excluding the impact of currency translation, revenue grew 8.6%. Operating income was $28,153, a $13,539 improvement over the prior year, including a $1,632 negative foreign translation impact.

In the United States, revenue grew $20,983, or 13.8% to $172,496, reflecting continued growth in account-level information, consumer panel, advances in modeling and analytics and additional revenue from new clients and from ACNielsen EDI, acquired in December 1997. Excluding ACNielsen EDI, U.S. revenue grew 10.9%. Operating income was $15,405, an increase of $10,687 over the prior year. Revenue growth and continuing improvements in operating efficiency drove the gain.

In Canada and Latin America, reported revenue of $94,895 was down 5.6% or, $5,663 from the prior year, due to the transfer in January 1998, of ACNielsen's media business to the IBOPE joint venture and a negative foreign translation impact of $6,459. Excluding the transfer, local currency revenue from the base business rose 8.6%, resulting from higher retail measurement sales in Brazil, Mexico, Canada and Colombia. Operating income increased 28.8% to $12,748 from $9,896 in 1997, including a $1,632 negative impact of foreign currency translation.

Revenue in the Europe, Middle East & Africa ("EMEA") region declined 1.9% to $277,603, from $282,999 in 1997, reflecting a $20,447 negative impact of foreign currency translation. Revenue for EMEA grew 5.3% in local currency, primarily the result of strong growth in Eastern Europe, higher revenue in France and the United Kingdom and the new acquisitions in South Africa, Turkey and Israel. EMEA increased its operating income $3,417 to $4,662 despite a negative currency translation impact of $1,384, reflecting improved operating efficiency and increased productivity.

Asia Pacific's revenue decreased 12.8% to $127,302 from $146,029, due to a $27,497 negative impact from currency translation. Revenue for Asia Pacific grew 6.0% in local currency due to increases in China/Hong Kong, the Philippines and Japan, as well as new revenues from expanded operations in India. The region reduced its operating loss from $6,380 to $654, including a negative currency translation impact of $3,394. Operating income in local currency rose $9,120. The profit improvement reflects ongoing efforts to increase productivity, improve operating efficiency and lower costs, particularly in Japan.

Liquidity and Capital Resources
Six Months Ended June 30, 1998 and 1997

Net cash provided by operating activities for the six months ended June 30, 1998 totaled $20,514 compared with $3,041 for the comparable period in 1997. The change primarily is the result of improved operating results (net income of $17,887 in 1998 as compared to net income of $6,133 in 1997) and lower payments related to special charges ($5,995) and for income taxes ($5,784), partially offset by a greater increase in accounts receivable ($10,687).

Net cash used in investing activities totaled $108,704 for the six months ended June 30, 1998 compared with $40,616 for the comparable period in 1997. The increase in cash used in investing activities of $68,088 primarily represents cash paid to acquire BASES ($65,000), and increased additions to computer software ($4,816).

Net cash provided by financing activities for the six months ended June 30, 1998, totaled $6,173 compared with cash used in financing activities of $8,512 for the comparable period in 1997. The increase in cash provided of $14,685 primarily reflected borrowings in the current year of $20,797 to partially fund the acquisition of BASES, as compared with a decrease in borrowings of $10,347 during the comparable period in 1997, offset by payments to repurchase common stock ($21,517).

During the first quarter of 1998, the Company became a partner in a joint venture that provides media measurement services in Latin America. The joint venture, IBOPE Media Information, offers television audience measurement (TAM), radio audience measurement (RAM), and advertising expenditure measurement services (AEM) in various Latin American markets. Under the terms of the agreement, the Company received an 11% equity interest in the joint venture and a $9,400 interest bearing note in exchange for the Company's Latin America TAM, RAM and AEM business assets and the assumption of certain transition liabilities in a non-cash transaction. The first half 1998 financial statements reflect a preliminary allocation of the business assets exchanged that will be finalized later in the year. The Company did not recognize a gain or loss on the transaction.

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

Such costs are expected to be incurred primarily in 1998 and totaled $6,037 and $0 for the six months ended June 30, 1998 and 1997, respectively.

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


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of ACNielsen Corporation was held on April 15, 1998.

The following nominees for director named in the Proxy Statement dated March 13, 1998 were elected at the Meeting by the votes indicated.

                                For                           Withheld

Robert H. Beeby              52,189,621                        319,192

Thomas C. Hays               52,191,434                        317,379

Robert J Lievense            52,154,808                        354,005

John R. Meyer                52,180,230                        328,583

The votes in favor of the election of the nominees represent at least 99.3% of the shares voted for each of the nominees.

The ratification of the selection of Arthur Andersen LLP as independent public accountants to audit the Company's consolidated financial statements for 1998 was approved by the following vote:

                           For             Against             Abstain
Number of shares        52,427,890          36,439              44,484

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.
         (4) Instruments Defining the Rights of Security Holders, including Indentures
             (b)  ACNielsen Corporation U.S. $250,000,000 Credit Agreement
              dated as of April 15, 1998
         (27)   Financial Data Schedule (filed electronically)
         (99)   Other Exhibits
               (a) Letter of Undertaking dated June 29, 1998 from The New Dun & Bradstreet Corporation to Cognizant Corporation and ACNielsen Corporation
               (b) Letter of Undertaking dated June 29, 1998 from IMS Health Incorporated to The Dun & Bradstreet Corporation and ACNielsen Corporation

(b)    Reports on Form 8-K.

      There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ACNIELSEN CORPORATION
                                               (Registrant)

Date:  August 13, 1998                    /s/ Robert J. Chrenc
                                         -------------------------------------
                                         Robert J. Chrenc
                                         Executive Vice President
                                          And Chief Financial Officer



Date:  August 13, 1998                    /s/ Michael S. Geltzeiler
                                         -------------------------------------
                                         Michael S. Geltzeiler
                                         Senior Vice President and Controller