Form 10-Q
period 1998-09-30
ACNIELSEN CORP
filed 1998-11-13
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to
                               ----------------------         -----------------

                        Commission file number 001-12277


                            ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                 06-1454128
------------------------------------  ----------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

    177 Broad Street, Stamford, CT                       06901
----------------------------------------      --------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (203) 961-3000
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
                                                   Shares Outstanding
          Title of Class                           at October 30, 1998
          Common Stock,
          par value $.01 per share                 57,114,620

                            ACNIELSEN CORPORATION

                             INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                         PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)                 3
      Three Months Ended September 30, 1998 and 1997

Condensed Consolidated Statements of Income (Unaudited)                 4
      Nine Months Ended September 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows (Unaudited)             5
      Nine Months Ended September 30, 1998 and 1997

Condensed Consolidated Balance Sheets                                   6
 September 30, 1998 (Unaudited) and December 31, 1997

Notes to Condensed Consolidated Financial Statements (Unaudited)        7

Item 2. Management's Discussion and Analysis of Financial              12
            Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                             22


PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands except per share amounts)


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------

                                                                                1998                    1997
                                                                       -----------------------     ----------------

Operating Revenue                                                             $ 364,665                 $ 346,864

Operating Costs                                                                 175,079                   174,140
Selling and Administrative Expenses                                             134,441                   125,928
Depreciation and Amortization                                                    22,102                    23,653
Year 2000 Expenses                                                                4,219                         -
                                                                       ------------------          ----------------

Operating Income                                                                 28,824                    23,143

Interest Income                                                                   2,322                     2,413
Interest Expense                                                                   (572)                     (432)
Other - Net                                                                         (50)                     (233)
                                                                       ------------------          ----------------
Other Income - Net                                                                1,700                     1,748
                                                                       ------------------          ----------------

Income Before Income Taxes                                                       30,524                    24,891

Income Taxes                                                                     12,821                    11,160
                                                                       ------------------          ----------------

Net Income                                                                     $ 17,703                  $ 13,731
                                                                       ==================          ================


Net Income Per Share of Common Stock - Basic                                     $ 0.31                    $ 0.24
                                                                       ==================          ================

Net Income Per Share of Common Stock - Diluted                                   $ 0.30                    $ 0.23
                                                                       ==================          ================

Weighted Average Number of Shares Outstanding
                Basic                                                            57,111                    57,209
                Diluted                                                          59,013                    59,540



See accompanying notes to the condensed consolidated financial statements (unaudited).

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands except per share amounts)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------

                                                                                1998                    1997
                                                                       -----------------------     ----------------
Operating Revenue                                                           $ 1,036,961               $ 1,027,963

Operating Costs                                                                 510,661                   540,839
Selling and Administrative Expenses                                             396,624                   383,941
Depreciation and Amortization                                                    64,472                    70,561
Year 2000 Expenses                                                               10,256                         -
                                                                       ------------------          ----------------

Operating Income                                                                 54,948                    32,622


Interest Income                                                                   7,745                     5,465
Interest Expense                                                                 (1,173)                   (2,117)
Other - Net                                                                        (156)                      278
                                                                       ------------------          ----------------
Other Income - Net                                                                6,416                     3,626
                                                                       ------------------          ----------------

Income Before Income Taxes                                                       61,364                    36,248

Income Taxes                                                                     25,774                    16,384
                                                                       ------------------          ----------------

Net Income                                                                     $ 35,590                  $ 19,864
                                                                       ==================          ================


Net Income Per Share of Common Stock - Basic                                     $ 0.62                    $ 0.35
                                                                       ==================          ================

Net Income Per Share of Common Stock - Diluted                                   $ 0.60                    $ 0.34
                                                                       ==================          ================

Weighted Average Number of Shares Outstanding
                Basic                                                            57,249                    57,055
                Diluted                                                          59,436                    58,047



See accompanying notes to the condensed consolidated financial statements (unaudited).



ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                   --------------------------------------------
                                                                              1998                    1997
                                                                   --------------------------------------------
Net Income                                                                  $ 35,590                $ 19,864
  Reconciliation of Net Income to Net Cash Provided By
  Operating Activities:
    Depreciation and Amortization                                             64,472                  70,561
    Deferred Income Taxes                                                       (378)                  3,399
    Payments Related to Special Charges                                      (20,937)                (29,612)
    Postemployment Benefit Expense                                             1,971                     227
    Postemployment Benefit Payments                                          (10,410)                (10,529)
    Net (Increase) Decrease in Accounts Receivable                            (3,702)                  3,187
    Net Increase in Other Working Capital Items                              (10,102)                (12,573)
    Other                                                                     (2,744)                  4,048
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     53,760                  48,572
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                         (32,453)                (31,840)
Additions to Computer Software                                               (16,834)                 (9,328)
Payments for Acquisition of Businesses                                       (94,468)                 (5,082)
Decrease in Other Investments                                                  1,570                   2,332
Other                                                                        (14,654)                (13,244)
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                       (156,839)                (57,162)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase (Decrease) in Short-Term Borrowings                                   8,541                 (10,491)
Treasury Stock Purchases                                                     (23,498)                      -
Proceeds from the Sale of Common Stock under Option Plans                      7,729                   3,847
Other                                                                          1,190                     509
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                         (6,038)                 (6,135)
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                  (9,148)                 (7,894)
---------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                       (118,265)                (22,619)
Cash and Cash Equivalents, Beginning of Period                               205,726                 185,005
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                    $ 87,461               $ 162,386
---------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash Paid During the Period for Interest                                     $ 1,069                 $ 1,983
Cash Paid During the Period for Income Taxes                                $ 24,478                $ 22,624

Noncash Investing and Financing Activities:
Acquisition of Investment and Note Receivable in exchange for               $ 19,400                       -
   Business Assets and Liabilities disposed

See accompanying notes to the condensed consolidated financial statements (unaudited).


ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,          December 31,
                                                                                            1998                  1997
                                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                                $ 87,461              $ 205,726
Accounts Receivable-Net                                                                   264,295                260,821
Other Current Assets                                                                       50,903                 38,423
                                                                                   -----------------          -------------
        Total Current Assets                                                              402,659                504,970
Notes Receivable and Other Investments                                                     29,589                 10,281
Property, Plant and Equipment-Net                                                         145,408                165,660
Other Assets-Net
Prepaid Pension                                                                            60,121                 57,425
Computer Software                                                                          29,862                 25,288
Intangibles & Other Assets                                                                 60,064                 55,001
Goodwill                                                                                  308,187                220,483
                                                                                   -----------------          -------------
        Total Other Assets-Net                                                            458,234                358,197
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 1,035,890            $ 1,039,108
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                        $ 86,308               $ 86,908
Short-Term Debt                                                                            39,744                 25,957
Accrued and Other Current Liabilities                                                     291,741                313,864
Accrued Income Taxes                                                                       43,666                 42,385
                                                                                   -----------------          -------------
        Total Current Liabilities                                                         461,459                469,114
Postretirement and Postemployment Benefits                                                 44,437                 49,400
Deferred Income Taxes                                                                      27,066                 27,609
Other Liabilities                                                                          44,647                 32,881
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         577,609                579,004
---------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common Stock                                                                                  584                    577
Additional Paid-in Capital                                                                483,480                471,493
Retained Earnings                                                                          79,210                 43,620
Treasury Stock                                                                            (27,464)                (3,966)
Accumulated Other Comprehensive Income:
        Cumulative Translation Adjustment                                                 (77,529)               (51,620)
                                                                                   -----------------          -------------
Total Shareholders' Equity                                                                458,281                460,104
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 1,035,890            $ 1,039,108
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

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

Note 2 - Financial Instruments with Off-Balance-Sheet Risk

The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. At September 30, 1998 the Company had $11,225 of foreign currency forward contracts outstanding, which mature in monthly installments through December 31, 1998. Any gain or loss on the forward contract is deferred and included in the measurement of the related foreign currency transaction.

The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Note 3 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the respective periods:

Three months ended September 30                                                          1998            1997
----------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding for basic EPS                             57,111          57,209
Dilutive effect of shares issuable under stock option plans                              1,902           2,331
                                                                                         -----           -----
Weighted-average number of shares and share equivalents for diluted EPS
                                                                                        59,013          59,540

Net Income                                                                            $ 17,703        $ 13,731
                                                                                      =========       ========

Basic Earnings Per Share                                                                $ 0.31          $ 0.24
                                                                                        ======          ======

Diluted Earnings Per Share                                                              $ 0.30          $ 0.23
                                                                                        ======          ======


Nine months ended September 30                                                           1998            1997
----------------------------------------------------------------------------------------------------------------
Weighted-average number of shares outstanding for basic EPS                             57,249          57,055
Dilutive effect of shares issuable under stock option plans                              2,187             992
                                                                                         -----             ---
Weighted-average number of shares and share equivalents for diluted EPS
                                                                                        59,436          58,047

Net Income                                                                            $ 35,590        $ 19,864
                                                                                      ========        ========

Basic Earnings Per Share                                                                $ 0.62          $ 0.35
                                                                                        ======          ======

Diluted Earnings Per Share                                                              $ 0.60          $ 0.34

                                                                                        ======          ======


Note 4 - Acquisitions

On September 23, 1998, the Company acquired full ownership in ANR Amer Nielsen Research Limited ("ANR"), a joint-venture business covering Eastern Europe, the former Soviet Union, Sub-Sahara Africa and the India subcontinent. The purchase price of $43,030 was comprised of an initial cash payment of $20,000 and three installment payments due in January 1999, 2000 and 2001 for $4,912, $9,294 and $8,824, respectively. The installment payments are supported by a stand-by letter of credit with an international bank. The terms of the agreement provide for additional cash payments if ANR achieves certain operating goals. Such payments, if earned, would be paid in 2003 and 2006.

The Company has also agreed to acquire a 49% interest in AMER World Research Limited, serving the Middle East and Northern Africa. In addition, the Company will increase its ownership interest in ANR Amer Nielsen Research Hellas S.A., to 100% from 80%. The approximate cost of these acquisitions is $10,200.

On June 30, 1998, the Company acquired BBI Marketing Services, Inc. ("ACNielsen BASES"), a provider of simulated test-marketing services. The Company paid $65,000 and may be required to make additional cash payments if ACNielsen BASES achieves certain operating goals. The maximum amount of contingent consideration is approximately $36,000 (payable through 2001).

The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. Pending the receipt of additional information, the excess of the purchase price over assets acquired has been recorded as goodwill in the accompanying condensed consolidated balance sheet as of September 30, 1998.

If the ACNielsen BASES and ANR acquisitions had occurred on January 1, 1997, they would not have had a material impact on the Company's consolidated results of operations for any of the periods presented.

Note 5 - Bank Credit Line

In April 1998, the Company replaced its existing $125,000 bank credit facility with a new $250,000 bank credit facility. The new credit facility, which is provided by a global bank syndicate comprising twelve banks, is unsecured and has a three-year term. The new credit facility includes subfacilities for borrowings in foreign currencies and for the issuance of letters of credit. The base interest rates applicable to borrowings may be fixed or various floating rates, depending on the type and currency of the borrowing. Interest spreads and fees are based upon the Company's fixed charge coverage ratio for the preceding four quarters. The terms of the credit agreement contain, among other things, limitations on debt of the Company and its subsidiaries and financial covenants requiring the Company to maintain compliance with a minimum fixed charge coverage ratio requirement and a maximum leverage ratio requirement. As of September 30, 1998, the Company was in compliance with such requirements. At September 30, 1998, approximately $21,535 was outstanding under this credit facility. There are no compensating balance requirements or material commitment fees associated with this credit facility.

Note 6 - Other Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. This statement is effective for interim and annual periods for fiscal years beginning after December 15, 1997. The Company's comprehensive income for the respective periods, reported net of tax, are set forth in the following table:

Three months ended September 30                                              1998            1997
--------------------------------------------------------------------- ---------------- ---------------

Net Income                                                                $ 17,703        $ 13,731

Other comprehensive loss, net of tax:
   Foreign currency translation adjustments                                (12,240)        (13,302)
   Unrealized loss on securities                                                 -          (4,628)
                                                                           --------        --------

        Comprehensive income (loss)                                        $ 5,463        $ (4,199)
                                                                           ========       =========


Nine months ended September 30                                               1998             1997
--------------------------------------------------------------------- ---------------- ---------------
Net Income                                                                $ 35,590         $ 19,864

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                                (25,909)         (25,481)
   Unrealized gain on securities                                                 -           10,823
                                                                           --------         --------

        Comprehensive income                                                $9,681          $ 5,206
                                                                            =======         ========

Note 7 - Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 9 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During 1998, the Company repurchased 962,449 shares of its common stock for a total of $23,498.

Note 8 - New Accounting Pronouncements Not Yet Adopted

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

Note 9 - Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Old D&B"), A.C. Nielsen Company (which is a subsidiary of the Company "ACNielsenCo") and I.M.S. International, Inc. ("IMS"), formerly a subsidiary of Cognizant Corporation ("Cognizant") and currently a subsidiary of IMS Health Incorporated (the "IRI Action").

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

IRI's complaint alleges damages in excess of $350,000 which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

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

In June 1998 (i) Old D&B changed its name to R.H. Donnelley Corporation and spun-off (the "D&B Spin") a company now named The Dun & Bradstreet Corporation ("New D&B"), and (ii) Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun-off (the "Cognizant Spin") a company named IMS Health Incorporated ("IMS Health"). Pursuant to the terms of a Distribution Agreement dated as of October 28, 1996 among the Company, Old D&B and Cognizant, New D&B was required as a condition to the D&B Spin, and IMS Health was required as a condition to the Cognizant Spin, to undertake to the Company to be jointly and severally liable with its former parent company for, among other things, the obligations of such former parent company under the Indemnity and Joint Defense Agreement. Each of New D&B and IMS Health did provide such undertaking to the Company.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Quarter ended September 30, 1998 compared with Quarter ended September 30, 1997

Net income for the third quarter was $17,703 or $0.30 per diluted share, a $3,972, or $0.07 per share improvement over the third quarter of 1997. Net income included an after-tax negative currency translation impact of $2,708, or $0.05 per diluted share.

Revenue for the quarter ended September 30, 1998 increased 5.1% to $364,665, despite $24,321 in negative foreign currency translation impacts. The increase was primarily due to growth in the United States and the addition of new businesses, particularly ACNielsen BASES, which was consolidated for the first time this quarter. Revenue advanced 12.1% in local currency.

The Company's operating income in the third quarter increased 24.5% or, $5,681, to $28,824, despite a negative currency translation impact of $4,668. Strong U.S. revenuegrowth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased 42.8% or $9,900, to $33,043.

Other income-net of $1,700 was essentially unchanged as compared to the third quarter of 1997.

The Company's operating results by geographic region for the quarters ended September 30, 1998 and 1997 are set forth in the table below.

                                                     Operating Revenue             Operating Income
                                               -----------------------------  ---------------------------
                                                     1998           1997           1998          1997
United States                                    $ 109,160       $ 78,248       $ 12,478       $ 8,240
Canada/ Latin America                               48,018         51,128          9,562         6,922
                                                    ------         ------          -----         -----
    Total Americas                                 157,178        129,376         22,040        15,162
Europe, Middle East & Africa                       143,919        139,514          7,425         5,393
Asia Pacific *                                      63,568         77,974          3,578         2,588
                                                    ------         ------          -----        ------
   Subtotal                                        364,665        346,864         33,043        23,143
Year 2000 Costs                                          -              -         (4,219)            -
                                                   -------        -------         ------        ------
Total                                            $ 364,665      $ 346,864       $ 28,824      $ 23,143
                                                 =========      =========       ========      ========

         *Includes ACNielsen Japan

The following discusses results on a geographic basis:

Total Americas revenue increased 21.5% to $157,178 from $129,376. Excluding the impact of currency translation, revenue grew 25.1%. Operating income was $22,040, a $6,878 improvement over the prior year, including a $1,385 negative currency translation impact.

In the United States, revenue grew 39.5% to $109,160, reflecting the acquisition of ACNielsen BASES (acquired in June 1998) and ACNielsen EDI (acquired in December 1997), and continued strong demand for account-level information, growth in consumer panel information and additional revenue from new clients. Excluding the acquisitions, U.S. revenue grew 12.2% to $87,770. Operating income rose 51.4% to $12,478, reflecting the substantial increases in revenue and the impact of acquisitions. Excluding the acquisitions, U.S. operating income increased 25.7% to 10,359 in the quarter.

In Canada and Latin America, reported revenue of $48,018 was down 6.1% from the prior year quarter, due to the transfer in January 1998 of ACNielsen's media business to the IBOPE joint venture and a negative foreign translation impact of $4,686. Excluding the transfer, local currency revenue from the base business rose 13.5%, resulting from higher retail measurement sales in Mexico, Colombia, Brazil and Canada and a major customized research project for the Mexican government. Operating income increased 38.1% to $9,562 from $6,922 in 1997, including a $1,385 negative impact of foreign currency translation. The increase reflected ongoing operational and cost efficiencies, and the sale of higher-margin products.

Revenue in the Europe, Middle East & Africa ("EMEA") region increased 3.2% to $143,919, from $139,514 in 1997, after absorbing a $3,117 negative impact of foreign currency translation. Revenue for EMEA grew 5.4% in local currency, primarily the result of a 45.5 % increase in Eastern Europe along with growth in the United Kingdom, France, Turkey and South Africa. EMEA increased its operating income for the quarter by $2,032, or 37.7%, to $7,425, including a negative currency translation impact of $367. The improvement was the result of revenue growth and improved operating efficiency and productivity.

Asia Pacific's revenue decreased 18.5% to $63,568 from $77,974, due to a $16,518 negative impact from currency translation. Revenue growth in local currency for Asia Pacific slowed to 2.7% reflecting lower demand for ad-hoc customized research among local clients due to Asia's economic turmoil. Local currency revenues continued to grow in the Philippines, China/Hong Kong and Australia, with particularly solid results in retail measurement. Operating income increased 38.2% or $990 to $3,578, including a negative currency translation impact of $2,937. Operating income in local currency rose 151.7% reflecting region-wide efforts to streamline operations, improve efficiencies and lower costs, particularly in Japan.

Nine months ended September 30, 1998 compared with Nine months ended September 30, 1997.

Net income for the nine months ended September 30, 1998 was $35,590 or $0.60 per diluted share, a $15,726, or $0.26 per share improvement over the prior year. Net income included an after-tax negative currency translation impact of $6,409, or $0.11 per diluted share.

Revenue for the nine months ended September 30, 1998 was $1,036,961, an increase of $8,998 or 0.9% from the first nine months of 1997, reflecting a negative foreign currency translation impact of $78,724. Revenue advanced 8.5% in local currency.

The Company's operating income for the nine months ended September 30, 1998 increased $22,326 to $54,948, despite a negative currency translation impact of $11,047. Strong U.S. revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased $32,582 to $65,204.

Other income-net was $6,416, compared with $3,626 in the first nine months of 1997, primarily reflecting lower interest expense on borrowings and increased interest income on higher average cash and investment balances.

The Company's operating results by geographic region for the nine months ended September 30, 1998 and 1997 are set forth in the table below.

                                                     Operating Revenue             Operating Income
                                                                                        (Loss)
                                               -----------------------------  ---------------------------
                                                     1998            1997         1998           1997

United States                                     $ 281,656       $ 229,761     $ 27,883       $ 12,958
Canada/ Latin America                               142,913         151,686       22,310         16,818
                                                    -------         -------       ------         ------
   Total Americas                                   424,569         381,447       50,193         29,776
Europe, Middle East & Africa                        421,522         422,513       12,087          6,638
Asia Pacific *                                      190,870         224,003        2,924         (3,792)
                                                    -------         -------       ------         ------
   Subtotal                                      $1,036,961      $1,027,963       65,204         32,622
Year 2000 Costs                                           -               -      (10,256)             -
                                                 ----------      ----------      -------         ------
   Total                                         $1,036,961      $1,027,963     $ 54,948       $ 32,622
                                                 ==========      ==========     ========       ========

         *Includes ACNielsen Japan


The following discusses results on a geographic basis:

Total Americas revenue increased 11.3% to $424,569 from $381,447. Excluding the negative impact of currency translation, revenue grew 14.2%. Operating income increased 68.6% to $50,193, a $20,417 improvement over the prior year, including a $3,016 negative foreign translation impact.

In the United States, revenue grew $51,895 or 22.6% to $281,656, reflecting the acquisition of ACNielsen BASES and ACNielsen EDI, continued growth in account-level information, consumer panel, and additional revenue from new clients. Excluding the two acquisitions, U.S. revenue grew 11.3%. Operating income was $27,883, an increase of $14,925 over the prior year. Excluding the acquisitions, U.S. operating income increased 93.4% over the first nine months of 1997. Revenue growth and continuing improvements in operating efficiency drove the gain.

In Canada and Latin America, reported revenue of $142,913 was down 5.8% or, $8,773 from the prior year, due to the transfer in January 1998, of ACNielsen's media business to the IBOPE joint venture and a negative foreign translation impact of $11,144. Excluding the transfer, local currency revenue from the base business rose 10.2%, resulting from higher retail measurement sales in Mexico, Brazil, Colombia and Canada. Operating income increased 32.7% to $22,310 from $16,818 in 1997, including a $3,016 negative impact of foreign currency translation. The increase represents ongoing operational and cost efficiencies and the sale of higher-margin products.

Revenue in the Europe, Middle East & Africa ("EMEA") remained relatively unchanged at $421,522 from $422,513 in 1997, reflecting a $23,565 negative impact of foreign currency translation. Revenue for EMEA grew 5.3% in local currency, primarily the result of strong growth in Eastern Europe, higher revenue in France and the United Kingdom and the new acquisitions in South Africa, Turkey and Israel. EMEA increased its operating income $5,449 to $12,087, despite a negative currency translation impact of $1,750, reflecting improved operating efficiency and increased productivity.

Asia Pacific's revenue decreased 14.8% to $190,870 from $224,003 due to a $44,015 negative impact from currency translation. Revenue for Asia Pacific grew 4.9% in local currency due to increases in China/Hong Kong, the Philippines and Japan, as well as new revenues from expanded operations in India. The region reported operating income of $2,924 compared with an operating loss of $3,792 in the first nine months of 1997, including a negative currency translation impact of $6,330. Operating income in local currency improved substantially. The profit improvement reflects ongoing efforts to increase productivity, improve operating efficiency and lower costs, particularly in Japan.


Liquidity and Capital Resources
Nine Months Ended September 30, 1998 and 1997

Net cash provided by operating activities for the nine months ended September 30, 1998 totaled $53,760 compared with $48,572 for the comparable period in 1997. The change primarily is the result of improved operating results (net income of $35,590 in 1998 as compared to net income of $19,864 in 1997) and lower payments related to special charges ($8,675), partially offset by a greater increase in accounts receivable ($6,889) and a decrease in deferred income taxes ($3,777).

Net cash used in investing activities totaled $156,839 for the nine months ended September 30, 1998 compared with $57,162 for the comparable period in 1997. The increase in cash used in investing activities of $99,677 primarily represents cash paid to acquire ACNielsen BASES ($65,401) and ANR AMER Nielsen Research ($20,445), and increased additions to computer software ($7,506).

Net cash used in financing activities for the nine months ended September 30, 1998, totaled $6,038 compared with cash used in financing activities of $6,135 for the comparable period in 1997. The current period includes an increase in short-term borrowings ($8,541) to partially fund the acquisition of ACNielsen
BASES, as compared with a decrease in borrowings of $10,491 during the comparable period in 1997, and payments to repurchase common stock ($23,498).

During the first quarter of 1998, the Company became a partner in a joint venture that provides media measurement services in Latin America. The joint venture, IBOPE Media Information, offers television audience measurement (TAM), radio audience measurement (RAM), and advertising expenditure measurement services (AEM) in various Latin American markets. Under the terms of the agreement, the Company received an 11% equity interest in the joint venture and a $9,400 interest bearing note in exchange for the Company's Latin America TAM, RAM and AEM business assets and the assumption of certain transition liabilities in a non-cash transaction. The Company is accounting for its investment in the joint venture on the cost basis.

Year 2000

The Year 2000 problem concerns the inability of older computer systems to properly recognize and process date-sensitive information beyond January 1, 2000. If not corrected, businesses and other entities relying on such computer systems are at risk for possible miscalculations or systems failures that could cause disruptions in their business operations.

ACNielsen's business relies substantially on information technology systems ("IT Systems") and, to a lesser degree, on other systems that contain embedded technology ("Non-IT Systems"). As a global leader in delivering market research, information and analysis to the consumer products and services industries, ACNielsen uses IT Systems and Non-IT Systems (collectively, "Technology Systems") to gather data from data suppliers, analyze such data and deliver information products to its clients. The Company also provides software to its clients for use in connection with the delivery and analysis of ACNielsen data. Technology Systems are also used by the Company for its own internal operations. Accordingly, the Year 2000 issue could arise at many stages in the Company's supply, processing, distribution and financial chains.

The Company's State of Readiness

The Company is in the process of implementing a Year 2000 readiness program with the goals of (i) having all of its Technology Systems functioning properly with respect to Year 2000 before January 1, 2000, and (ii) identifying and minimizing the other business risks created by the Year 2000 issue. The Company currently believes that it will be able to modify or replace all of its material Technology Systems in a timely manner and with no significant disruptions to its operations. It also believes that its Year 2000 readiness program should significantly reduce the adverse effects of the Year 2000 issue for the Company. However, given the general uncertainties inherent in the Year 2000 problem including, among other things, uncertainties as to the Year 2000 readiness of material third party suppliers and clients, it is possible that the business and results of operations of the Company could be materially adversely affected by an inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000.

The Company's Year 2000 readiness program comprises eight principal phases, these being (i) inventory, (ii) assessment, (iii) analysis and planning, (iv) remediation, (v) testing, (vi) implementation, (vii) communication, and (viii) contingency planning.

The inventory phase comprises the development of a complete list of all components of the Company's Technology Systems that are used in the collection, processing and delivery of ACNielsen products and services or that are used in the administration of its general business activities. The inventory phase is substantially complete.

The assessment phase comprises the evaluation of each item on the inventory to determine if it is affected by the Year 2000 problem and, if it is, to determine the most appropriate remediation approach. There are generally four alternative approaches: (i) renovation; (ii) retirement; (iii) re-engineering; or (iv) replacement. The assessment phase is also substantially complete and, based on the results of the assessment, the Company determined that it would be required to renovate, retire, re-engineer or replace significant portions of its Technology Systems to make them Year 2000 compliant.

The analysis and planning phase comprises the development of detailed plans and timetables to accomplish the required remediation actions identified during the assessment phase and the assignment of the internal or external resources required to achieve compliance within the planned timeframes. This phase includes the prioritization of systems for remediation activities. This phase is substantially complete in the United States and Canada, and in major business units throughout Latin America, Europe and Asia Pacific. Planning for the remaining business units is underway and scheduled for completion prior to the end of 1998.

The remediation phase comprises the actual renovation, re-engineering, retirement or replacement of affected systems. This phase is in progress and proceeding based upon the original prioritization. Because of the number of systems, countries and business segments involved and the varying importance of different systems to the Company's business and results of operations, it is difficult to quantify precisely the status of completion of this phase on an overall Company basis. However, the Company believes that this phase is approximately 50% complete. Plans are for the remediation phase to be substantially completed in the first quarter of 1999.

The testing phase, which follows remediation, comprises the establishment of Year 2000 test environments to do systems and user testing of individual components, as well as complete end-to-end system testing, of the Company's Technology Systems. In addition, it includes testing of interfacing systems used by certain external suppliers and customers. This testing phase has begun for a number of major systems throughout the world. Detailed Year 2000 plans call for testing of the Company's Technology Systems to be completed during the first two quarters of 1999. Testing of systems used by external suppliers and customers is expected to continue to the Year 2000.

The implementation phase, which follows testing, comprises the actual implementation into the production environment of the compliant Technology Systems. For products and services provided by the Company to clients, this phase includes the implementation of the compliant versions of hardware, software, and communications services into production in the client environments. This phase is at various stages around the world but overall is in the early stages of execution. Plans for each country and business segment have been developed to allow for adequate time to achieve implementation prior to the end of 1999.

The communication phase comprises the implementation, coordination and management of a communications process to communicate with clients and other third parties whose Year 2000 state of readiness could significantly affect the Company. Several levels and types of communications are involved, including communications with clients, vendors and other service providers. Communications with clients include communications regarding (i) the implementation of Year 2000 compliant versions of ACNielsen software used by the client, (ii) the state of readiness of systems used by the client to receive or analyze ACNielsen data, and (iii) the state of readiness of ACNielsen Technology Systems that are used to compile and deliver data to the client. Vendor communications include communications with (i) data suppliers to assess the Year 2000 status of the systems they use to compile and deliver data to the Company, (ii) data processors to assess the Year 2000 status of their processing and delivery systems, and (iii) providers of third party Technology Systems to establish plans and timetables for the delivery of Year 2000 compliant versions of those Technology Systems. Communications with other service providers include communications with utilities, providers of facilities and environmental systems, banks and other material service providers to assess their Year 2000 readiness insofar as it may affect the services they provide to the Company. The communication phase with respect to supplier readiness is well underway in all major countries. Communications efforts will continue to determine the state of readiness of material third parties. During the next three months, the Company plans to engage in increased communications with clients to assess their readiness as well as to plan implementation of ACNielsen Year 2000 compliant versions of software and information products.

The final phase is the development of contingency and business continuation plans for each organization and company location. In general, contingency planning is scheduled to begin before the end of 1998 and to be completed by the end of the first quarter of 1999. Although the Company anticipates being able to develop contingency plans to deal with certain situations, it is not yet possible to determine if contingency plans can be developed and/or successfully implemented to deal with all material risks.

Year 2000 Risks

As mentioned above, Year 2000 issues could arise at many stages in the Company's supply, processing, distribution, and financial chains.

With respect to data supplies, certain data used by the Company are collected manually. However, significant amounts of data, including all retail scanning data and the majority of television audience measurement and consumer panel services data, are collected and transmitted electronically to ACNielsen or to its third party data processors. A Year 2000 risk, therefore, is that data supplies could be disrupted due to Year 2000 problems with the Technology Systems of data suppliers or of the Company.

Once data has been collected, it is generally transmitted electronically to ACNielsen or third party data processors, then analyzed and processed and finally transmitted electronically to the client. Accordingly, other Year 2000 risks include possible disruptions in data processing and transmission capabilities. Also, certain clients use their own Technology Systems to analyze ACNielsen data. Revenue, therefore, could be affected in the event that clients are unable for some period of time to make normal use of the Company's products and services.

Additional Year 2000 risks include disruptions in the Company's own internal operations, including financial and administrative systems, and in critical services and utilities on which the Company relies, such as electricity, telephone systems, and banking services.

The most reasonably likely worst case scenarios that the Company has identified include lost revenues and profits due to (i) non-receipt of, or temporary delays in receiving, scanning data from data suppliers, (ii) delays in deliveries to clients due to data supply, processing and/or transmission problems, and (iii) non-compliance of clients' Technology Systems such that they are unable to make normal use of the Company's products and services. The Company does not currently anticipate that any such effects would be of a long-term nature.

Costs

Incremental Year 2000 compliance costs, primarily for maintenance and system modifications, are presently estimated to approximate between $20,000 and $25,000, of which approximately $16,000 is expected to be incurred in 1998. Such costs totaled $10,256 for the nine months ended September 30, 1998. Costs to acquire new software and computer systems in advance of their normal replacement schedules are estimated to total between $10,000 and $15,000 over 1998 and 1999. At September 30, 1998, $2,900 had been incurred. The Company does not separately track internal costs that are not related to incremental Year 2000 activities. Such costs are principally for payroll.

EURO

The introduction of a common currency across eleven European countries, the "Euro", will have a significant impact on the European marketplace and on the operations of a number of the Company's key clients and data suppliers. The introduction is on a phased basis between January 1999 and January 2002, at which date full notes and coinage in Euros will be issued and, no later than July 1, 2002, will replace existing local currencies.

As the Company has operations in all of the affected countries, it also will be impacted by the Euro's introduction. The Company has established a multi-functional, cross border taskforce for the purpose of preparing the Company for the introduction of the Euro. As part of its Euro readiness efforts, the Company has assessed the compliance of its existing internal process and software systems in readiness for the introduction of the Euro. Changes to internal processes relating to accounting, billing, production and delivery systems, and supporting software changes, required to meet the initial introduction have been comprehensively specified and are substantially complete and on track to be implemented by January 1, 1999. Additional modifications will be made as the phase-in period progresses.

The Company is communicating with its principal data and other suppliers, including its banks, and with its principal clients to assess both their own level of readiness and their requirements over the transitional period and beyond. These communications will be ongoing as the phase-in period progresses.

Preliminary estimates of the total incremental Euro compliance costs in respect of internal and production systems are that they will not be material. Implementation efforts will continue in line with the phased adoption of the Euro over the transition period and the related costs will be expensed as incurred. The Company has not yet developed a contingency plan.

If the Company failed to successfully address the issues raised by the Euro's introduction, it could have a material adverse effect on the Company. However, based on progress to date and the Company's Euro readiness program, the Company currently does not anticipate any material adverse effects as a result of the Euro's introduction.

Forward-Looking Statements

Certain statements contained herein are forward looking. These may be identified by the use of forward-looking words or phrases, such as "anticipate," "believe," "expect", "could," "should," "planned," "estimated," "potential," "target" and "goal," among others. In addition, the Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.
Any such statement is qualified by reference to the following cautionary statement.

Risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the availability of retail sources that are willing to sell data to the Company at prices acceptable to the Company; (ii) changes in general economic or competitive conditions which impact the Company's clients' demand for the Company's services; (iii) significant price and service competition; (iv) rapid technological developments in the collection, manipulation and delivery of information; (v) the Company's ability to complete the implementation of its Year 2000 and Euro plans on a timely basis; (vi) the impact of foreign exchange rate fluctuations since so much of the Company's earnings are generated abroad; (vii) the degree of acceptance of new product introductions; (viii) the uncertainties of litigation, including the IRI Action; as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

The risks and uncertainties that may affect the Company's assessment of Year 2000 issues and new European currency issues include: (i) the complexity involved in ascertaining all situations in which Year 2000 or new European currency issues may arise; (ii) the ability of the Company to identify, assess, remediate, test and successfully implement all relevant computer codes and embedded technology within the scheduled dates for completion thereof; (iii) the ability of the Company to obtain the services of sufficient personnel to execute the programs; (iv) possible increases in the cost of personnel required to execute the programs; (v) delays in scheduled deliveries of new hardware and software from third party suppliers; (vi) the receipt and reliability of responses from suppliers, clients and others to whom compliance inquiries are being made; (vii) the ability of material third parties to bring their affected systems into compliance; and (viii) unforeseen events which could delay timely implementation of the programs.

Developments in any of the areas referred to above could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         (27)     Financial Data Schedule (filed electronically)

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ACNIELSEN CORPORATION
                                  (Registrant)


Date:  November 13, 1998                    /s/ Robert J. Chrenc
                                           ------------------------------------
                                           Robert J. Chrenc
                                           Executive Vice President
                                            And Chief Financial Officer



Date:  November 13, 1998                    /s/ Michael S. Geltzeiler
                                           ------------------------------------
                                           Michael S. Geltzeiler
                                           Senior Vice President and Controller