Form 10-K
period 1998-12-31
ACNIELSEN CORP
filed 1999-03-25
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


(Mark One)
(X)          Annual Report Pursuant to Section 13 or 15(d)
                    of the SecuritiesExchange Act of 1934

             For the fiscal year ended December 31, 1998
                                             or
( )          Transition Report Pursuant to Section 13 or 15(d)of the
                    Securities Exchange Act of 1934
             For the Transition Period From                 to
                                            --------------     ----------------

                    Commission file number 001-12277

                          ACNielsen Corporation
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                06-1454128
------------------------------       --------------------------------------
   (State of incorporation)           (I.R.S. Employer Identification No.)

    177 Broad Street, Stamford, CT                     06901
----------------------------------------        -------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (203) 961-3000.

       Securities registered pursuant to Section 12(b)of the Act:  None

         Title of each class                       Name of each exchange
                                                    on which registered
        ---------------------                    -------------------------
Common Stock, par value $.01 per share            New York Stock Exchange

Preferred Share Purchase Rights                   New York Stock Exchange
        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                              -------

         As of January 29, 1999, 57,547,453 shares of Common Stock of ACNielsen Corporation were outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based upon its closing transaction price on the Composite Tape on January 29, 1999) was approximately $1,311 million.*

*Calculated by excluding all shares held by executive officers and directors of the registrant, without conceding that all such persons are affiliates of the registrant for purposes of the Federal securities laws.

                       Documents Incorporated by Reference
                      -------------------------------------
               Parts I and II:   Portions of Registrant's  Annual Report
                                 to  Shareholders  for the 1998 Fiscal Year.
               Part III:         Portions of  Registrant's  Proxy  Statement
                                 dated March 12, 1999.

               The Index to  Exhibits  is  located on Pages 16 to 18.

===============================================================================

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

         ACNielsen Corporation, which has its headquarters in Stamford, Connecticut, was incorporated in the State of Delaware on April 30, 1996 as a wholly-owned subsidiary of D&B for the purpose of effecting the Distribution. ACNielsen Corporation operates principally through subsidiaries and the Company generally is comprised of the former D&B businesses that deliver market research, information and analysis to the worldwide consumer products and services industries, and certain businesses acquired since the Distribution, including ACNielsen BASES and ACNielsen EDI.

Description of Business

         ACNielsen is a global leader in delivering market research, information and analysis to the consumer products and services industries. ACNielsen services are offered in over 100 countries around the globe. ACNielsen provides its clients with market research, information and analysis for understanding and making critical decisions about their products and their markets. ACNielsen also conducts media measurement and related businesses, including its television audience measurement business which operates outside the U.S. and Canada.

         ACNielsen operates outside the United States through a number of subsidiaries, affiliates and joint ventures. In 1998, more than 73% of ACNielsen's revenues were generated outside the United States.

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

         ACNielsen's clients include distributors and manufacturers of consumer packaged goods and other products, retailers and brokers, as well as companies operating in various service industries (including financial services, telecommunications, advertising, television and radio broadcasting, motion pictures and publishing).

         ACNielsen operates in one industry segment, Market Research, Information and Analysis Services. The approximate revenues attributable to each category of service provided by ACNielsen were as follows for the periods shown (in millions of dollars):

                                           Year ended December 31,
                                      ---------------------------------
                                       1998          1997          1996
                                      ------        ------        ------
Retail Measurement                  $ 1,013         $ 989         $ 974
Customized Research                     213           191           188
Media Measurement*                       98           120           114
Consumer Panel                          101            92            83
                                   ---------      --------      --------
           Total                     $1,425        $1,392        $1,359
                                   =========      ========      ========

* Reported revenue for media measurement declined in 1998, as a result of the transfer of the Latin American media business to a joint venture (see page 4).

         The number of full-time equivalent employees of the Company at December 31, 1998 was approximately 20,700. Of this number, approximately 2,968 full-time equivalent employees are located in the United States, and none of these are represented by labor unions. ACNielsen's non-U.S. employees are subject to numerous labor council or similar relationships which vary due to the diverse cultures in which ACNielsen operates. Management believes that labor relations generally are satisfactory and have been maintained in a normal and customary manner.

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

         ACNielsen's Retail Measurement Services are available in over 80 countries. Retail Measurement Services include scanning and retail audit services, account level reports, decision support, merchandising and category management services and marketing and sales applications, along with modeling and analytic services.

         Further expanding its global services, in late 1997, ACNielsen acquired Entertainment Data, Inc. ("ACNielsen EDI"), a provider of box office information for the motion picture industry. Based in Beverly Hills, California, ACNielsen EDI provides overnight information on box office receipts to studios and exhibitors in the U.S. motion picture industry. ACNielsen EDI also has operations in the U.K., Germany, Spain, France, Mexico, Argentina and Australia. The information provided by ACNielsen EDI helps users decide where and for how long a movie will play, as well as how advertising and promotional dollars will be spent.

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

         Retail Audit is divided into industry segments, traditionally called Indexes. The Food Index is generally the largest, but there are also Health and Beauty, Durables, Confectionery, Liquor, Cash & Carry, plus a number of other Indexes specific to certain countries.

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

Decision Support

         ACNielsen converts the data which it collects into insights yielding competitive advantage for its clients. ACNielsen decision support software offers a rich environment for display, manipulation, analysis and final presentation through fast access to ACNielsen and clients' internal data. Its decision support software can also uncover "exceptional" information through its analytical modeling capabilities. ACNielsen information can be delivered on-line and via other electronic media (CD-ROM, diskette), via the Internet, as well as in printed reports.

         ACNielsen INF*ACT Workstation software is an open, Windows-based, analytical and applications development tool set used worldwide by ACNielsen's clients. ACNielsen's SalesNet provides fast, easy access to pre-run reports and charts delivered via the Internet.

         ACNielsen also offers a series of Windows-based intelligent business applications that enhance ACNielsen INF*ACT Workstation functionality, giving clients the ability to plan, analyze and execute successful marketing and sales programs. These applications include Opportunity Explorer, Business Review, Spotlight, Category Manager, and others.

         In addition, ACNielsen offers sophisticated category management tools such as SPACEMAN and PRICEMAN.

Customized Research Services

         Customized Research Services are used by manufacturers, retailers, financial institutions and other service organizations that seek to understand the position of their current, new and proposed products and services in the marketplace. With customized research capabilities in more than half of the countries in which it operates, ACNielsen is well-positioned to offer its clients, including both manufacturers and retailers, consumer insights from customized research as well as an understanding of dynamic new markets such as entertainment, fast foods, financial services and telecommunications.

         In June  1998,  the  Company  acquired  BBI  Marketing  Services,  Inc.
("ACNielsen BASES"). ACNielsen BASES, the global leader in simulated test marketing, provides fast moving consumer goods marketers with sales estimates and diagnostic analysis for their new business initiatives. In addition, VANTIS International Research, a business unit of ACNielsen BASES, focuses on researching new business initiatives for non-fast moving consumer goods marketers. The addition of ACNielsen BASES enhanced the Company's portfolio of advanced modeling and analytical services.

         In 1998, the Company launched Winning Brands, a proprietary research product that helps clients manage and leverage their brand equity. Winning Brands follows the successful 1997 introduction of Customer eQ, a product that measures customer satisfaction and loyalty.

         In addition to services at the country level and ACNielsen BASES services, ACNielsen offers multi-country customized studies at both the regional and global levels and has specialist offices in Hong Kong, London, New York, Tokyo and Singapore to carry out customized research in Asia Pacific, Western Europe, North and South America, the Middle East and Africa.

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

         ACNielsen's advertising expenditure measurement services, which are marketed in 31 countries, provide to customers, primarily advertising agencies and manufacturers/advertisers, verification that individual commercials or commercial campaigns ran as contracted, report the costs of the manufacturers' own and competitors' advertisements and alert users to new and competitive ad campaigns.

         Effective January 1998, the Company became a partner in a joint venture, IBOPE Media Information and transferred its Latin American media business to the joint venture. The joint venture, operating in Latin America, offers television audience measurement services in ten markets, provides radio audience measurement services in two countries and advertising expenditure measurement services in four countries.

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

         The ACNielsen Consumer Panel, called Homescan, consists of approximately 52,000 demographically balanced U.S. households that use hand-held scanners to record every bar-coded item purchased and, outside the United States, comprises, more than 74,000 households in 17 countries that are included in the ACNielsen consumer panel databases.

         ACNielsen employs multiple data collection processes throughout the world. In the United States and several other countries covering approximately 90% of total panel households worldwide, ACNielsen installs in-home scanners with which panelists scan items at home as they unpack purchases from each shopping trip, recording price, promotions and quantity purchased, as well as the age and gender of the shopper and intended user. Information detailing each shopping trip is transmitted, via telephone lines, to ACNielsen.

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

Relationship Among ACNielsen, D&B and Cognizant after the Distribution

         Prior to the Distribution, D&B, Cognizant and ACNielsen entered into certain agreements (the "Spin Agreements") governing their relationship subsequent to the Distribution and providing for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. The following description summarizes terms of certain of these agreements, but is qualified by reference to the texts of such agreements which were previously filed with the Securities and Exchange Commission.

         In June 1998, D&B changed its name to R.H. Donnelley Corporation and spun off a company now named The Dun & Bradstreet Corporation ("New D&B"), and Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun off a company named IMS Health Incorporated ("IMS Health"). As required by the terms of the Distribution Agreement referred to below, each of New D&B and IMS Health has provided an undertaking to the Company to be jointly and severally liable with its former parent company for any liabilities of such former parent company arising out of the Spin Agreements.

Distribution Agreement

         D&B, Cognizant and ACNielsen entered into a Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among D&B, Cognizant and ACNielsen subsequent to the Distribution. In particular, the Distribution Agreement defined the assets and liabilities allocated to and assumed by Cognizant and those allocated to and assumed by ACNielsen. The Distribution Agreement also defined what constituted the "Cognizant Business" and what constituted the "ACNielsen Business". It also provided for, among other things, assumptions of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the Cognizant Business, including the IMS and Nielsen Media Research businesses, to Cognizant, (ii) the ACNielsen Business to ACNielsen and (iii) all other liabilities to D&B.

Indemnity and Joint Defense Agreement

         D&B, Cognizant and ACNielsen entered into the Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action, as defined below in "Item 3, Legal Proceedings", and (ii) to conduct a joint defense of such action. See "Relationship Among ACNielsen, D&B and Cognizant after the Distribution" above for information regarding name changes and certain post-Distribution events affecting Cognizant and D&B.

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

TAM Master Agreement

         Cognizant (now called NMR) and ACNielsen entered into the TAM Master Agreement relating to the conduct of the television audience measurement business (the "TAM Business").

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

         In the event that on or prior to the third anniversary of the Distribution Date (November 1, 1999), ACNielsen determines to sell all or substantially all of (i) its assets or the assets of the TAM Business (as defined in the TAM Master Agreement), or (ii) its assets that generate more than 50% of the TAM Business, or ACNielsen takes action to be acquired or is acquired by a third party, Cognizant will have the right to require ACNielsen to sell all of ACNielsen's TAM Business to Cognizant at the book value thereof (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs. In addition, in the event that prior to the third anniversary of the Distribution Date, ACNielsen determines to sell all or substantially all of its TAM Business in a particular country, Cognizant will have the right to require ACNielsen to sell such business to Cognizant at the book value thereof (as calculated in accordance with the TAM Master Agreement) plus certain transfer costs.

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

         In Retail Measurement Services, ACNielsen's principal competitor in the United States is Information Resources, Inc. (IRI). IRI is also active in Canada, Europe and Latin America by itself and through joint ventures with GFK (Germany), Taylor Nelson Sofres in Europe and other companies, and is expanding globally.

         In Customized Research Services, a significant competitor is Kantar, the marketing research arm of WPP Group Plc., which operates globally through BMRB International, Millward Brown International and Research International.

         In Media Measurement Services, significant competitors include Taylor Nelson Sofres, GFK, AGB Media Services, and Video Research (Japan).

         In Consumer Panel Services, significant competitors include IRI in the United States, and the Europanel consortium, which includes Taylor Nelson Sofres and GFK, operating in Europe. NPD also competes in this area.

         Principal competitive factors include innovation, the quality, reliability and comprehensiveness of analytical services and data, flexibility in tailoring services to client needs, price, and geographical and market coverage.

Foreign Operations

         As indicated above, ACNielsen engages in a significant portion of its business outside of the United States, with 73% of its revenues in 1998 being generated through non-U.S. sources. ACNielsen's foreign operations are subject to the usual risks inherent in carrying on business outside the United States, including fluctuations in relative currency values, possible nationalization, expropriation, price controls or other restrictive government actions. ACNielsen believes that the risk of nationalization or expropriation is reduced because its products are services and information, rather than products which require manufacturing facilities or the use of natural resources.

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

         Pursuant to an Intellectual Property Agreement ("the IP Agreement") among D&B, Cognizant (now called NMR) and ACNielsen, entered into in connection with the Distribution, ACNielsen has exclusive rights to the use of the "ACNielsen" name worldwide; however, ACNielsen's future use of the "Nielsen" name standing alone is prohibited and, as a part of a name describing new products and services to be offered, is subject to certain limitations. In addition, the IP Agreement also provided for the establishment of a new entity, jointly owned by Cognizant and ACNielsen, into which certain trademarks incorporating or relating to the "Nielsen" name in various countries were assigned. This entity is obligated to license such trademarks on a royalty-free basis to Cognizant or ACNielsen for use in a manner consistent with the terms of the IP Agreement and for purposes of conducting their respective businesses after the Distribution, and is responsible for preserving the quality of those trademarks and minimizing any risk of possible confusion. Pursuant to the TAM Agreement, Cognizant is required to grant ACNielsen a non-exclusive right to use certain trademarks and technology, as described in "TAM Master Agreement" above. ACNielsen shall not be licensed to use any such trademarks or technology in connection with the conduct of the TAM Business within the United States or Canada.

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

Forward-Looking Statements

         Certain statements contained herein or incorporated herein by reference are forward looking. These may be identified by the use of forward-looking words or phrases, such as "anticipate," "believe," "expect", "could," "should," "planned," "estimated," "potential," "target", "aim" and "goal," among others. In addition, the Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statement.

         Risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the availability of retail sources that are willing to sell data to the Company at prices acceptable to the Company; (ii) changes in general economic or competitive conditions which impact the Company's clients' demand for the Company's services; (iii) significant price and service competition; (iv) rapid technological developments in the collection, manipulation and delivery of information; (v) the Company's ability to complete the implementation of its Year 2000 and Euro plans on a timely basis; (vi) the impact of foreign currency rate fluctuations since so much of the Company's earnings are generated abroad;
(vii) the degree of acceptance of new product introductions; (viii) the uncertainties of litigation, including the IRI Action; as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

         The risks and uncertainties that may affect the Company's assessment of Year 2000 issues and new European currency issues (which issues are described in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 35 to 37 of the ACNielsen Corporation 1998 Annual Report) include: (i) the complexity involved in ascertaining all situations in which Year 2000 or new European currency issues may arise; (ii) the ability of the Company to identify, assess, remediate, test and successfully implement all relevant computer codes and embedded technology within the scheduled dates for completion thereof; (iii) the ability of the Company to obtain the services of sufficient personnel to execute the programs; (iv) possible increases in the cost of personnel required to execute the programs; (v) delays in scheduled deliveries of new hardware and software from third party suppliers; (vi) the receipt and reliability of responses from suppliers, clients and others to whom compliance inquiries are being made; (vii) the ability of material third parties to bring their affected systems into compliance; and (viii) unforeseen events which could delay timely implementation of the programs.

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


Financial Information about Foreign and Domestic Operations and Export Sales

         The response to item 101(d) of Regulation S-K is incorporated herein by reference to Note 16 Operations by Geographic Segment on Page 54 of the 1998 Annual Report.

ITEM 2.  PROPERTIES

         ACNielsen's real properties are geographically distributed to meet sales and operating requirements worldwide. Most of ACNielsen's properties are leased from third parties, including D&B and NMR. ACNielsen's properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

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

         On July 7, 1997, IRI filed an amended complaint seeking to replead the claim of attempted monopolization in the United States, which had been dismissed by the Court in its May 6, 1997 decision. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied defendants' motion. Discovery is currently ongoing.

        In connection with the IRI Action, D&B, Cognizant (the former parent company of IMS) and the Company entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and
(ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that the Company will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which the Company is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of the Company without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of the Company, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

        The  Indemnity  and  Joint  Defense   Agreement  also  imposes   certain
restrictions on the payment of cash dividends and the ability of the Company to purchase its stock.

        In June 1998 (i) D&B changed its name to R.H. Donnelley Corporation and spun off (the "D&B Spin") a company now named The Dun & Bradstreet Corporation ("New D&B"), and (ii) Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun off (the "Cognizant Spin") a company named IMS Health Incorporated ("IMS Health"). Pursuant to the terms of a Distribution Agreement dated as of October 28, 1996 among the Company, D&B and Cognizant, New D&B was required as a condition to the D&B Spin, and IMS Health was required as a condition to the Cognizant Spin, to undertake to the Company to be jointly and severally liable with its former parent company for, among other things, the obligations of such former parent company under the Indemnity and Joint Defense Agreement. Each of New D&B and IMS Health did provide such undertaking to the Company.

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

        Listed below are the executive officers of the registrant at March 1, 1999 and brief summaries of their business experience during the past five years.

        Name                       Title                                     Age

Nicholas L. Trivisonno  Chairman and Chief Executive Officer*                 51
Robert J Lievense       President and Chief Operating Officer*                53
Michael P. Connors      Vice Chairman*                                        43
Earl H. Doppelt         Executive Vice President and General Counsel          45
Robert J. Chrenc        Executive Vice President and Chief Financial Officer  54

  *Member of the Board of Directors.

        Mr. Trivisonno was elected Chairman and Chief Executive Officer of ACNielsen, effective May 1996; he served as Executive Vice President-Finance and Chief Financial Officer of D&B (business information), effective September 1995 through November 1, 1996. Prior thereto, he had served with GTE Corporation (telecommunications) as Executive Vice President-Strategic Planning and Group President, effective October 1993 through July 1995. He also served as a director of GTE Corporation from April 1995 through July 1995.

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


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Information in response to this Item is set forth under Liquidity and Capital Resources, Dividends and Common Stock Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 35 and 37 of the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

         Selected financial data required by this Item are incorporated herein by reference to the information relating to the years 1994 through 1998 set forth in "Summary Financial Data" on Page 56 of the 1998 Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

         Information in response to this Item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 33 to 37 of the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. The Company conducts its business in a wide variety of currencies. Foreign exchange forward contracts are designated for established and committed transactions that are expected to occur in less than one year. Gains or losses on such contracts were not material to the consolidated financial statements for the years ended December 31, 1998 and 1997. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

         The following table presents the notional amounts, fair values and average exchange rates of the foreign exchange forward contracts outstanding at December 31, 1998 (in thousands of U.S. dollars):

                                     Notional         Fair     Average Foreign
                                      Amounts         Value     Exchange Rates
      Australian dollars             $    827      $    (9)         1.60650
      Japanese yen                        600           15        117.02920
      German deutsche marks               482          (22)         1.77120
      French francs                       397          (19)         5.94980
      Netherland guilders                 149           (9)         2.02250
      British pounds                      125            9          0.57153
      Spanish pesetas                      93           (6)       153.25000
      Italian lire                         92            1       1666.60000
      Other                               529          (23)
      --------------------------   ------------    ----------
      Total                          $  3,294      $   (63)
      --------------------------   ------------    ----------


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements and Schedule under Item 14 on Page 13.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated March 12, 1999 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 9 of this report responds to Item 401(b) and (e) of Regulation S-K with respect to the Company's executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 12, 1999 filed with the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 12, 1999 filed with the Securities and Exchange Commission.

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

                           See Index to Exhibits on Pages 16 to 18, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 33 to 56 to Exhibit 13 is incorporated herein by reference, and no other information appearing in
                           Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

              (b) Reports on Form 8-K.
                      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ACNIELSEN CORPORATION
                                                       (Registrant)

                                    By:            /s/ROBERT J. CHRENC
                                        ---------------------------------------
                                                     Robert J. Chrenc
                                           (Executive Vice President and Chief
                                                    Financial Officer)


Date: March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       /s/NICHOLAS L. TRIVISONNO                     KAREN L. HENDRICKS*
----------------------------------------      ---------------------------------
         Nicholas L. Trivisonno                 (Karen L. Hendricks, Director)
  (Chairman, Chief Executive Officer
             and Director)
     (Principal Executive Officer)

          /s/ROBERT J. CHRENC                       ROBERT M. HENDRICKSON*
----------------------------------------      ---------------------------------
           Robert J. Chrenc                   (Robert M. Hendrickson, Director)
 (Executive Vice President and Chief
         Financial Office)
(Principal Financial and Accounting Officer)

        /s/MICHAEL S. GELTZEILER                     ROBERT HOLLAND, JR.*
----------------------------------------      ---------------------------------
         Michael S. Geltzeiler                 (Robert Holland, Jr., Director)
 (Senior Vice President and Controller)

            ROBERT H. BEEBY*                         ROBERT J LIEVENSE*
----------------------------------------      ---------------------------------
      (Robert H. Beeby, Director)               (Robert J Lievense, Director)

           MICHAEL P. CONNORS*                         JOHN R. MEYER*
----------------------------------------      ---------------------------------
     (Michael P. Connors, Director)               (John R. Meyer, Director)

           DONALD W. GRIFFIN*                        BRIAN B. PEMBERTON*
----------------------------------------      ---------------------------------
     (Donald W. Griffin, Director)              (Brian B. Pemberton, Director)

             THOMAS C. HAYS*                         ROBERT N. THURSTON*
----------------------------------------      ---------------------------------
       (Thomas C. Hays, Director)               (Robert N. Thurston, Director)


*By:          /s/Ellenore O'Hanrahan
              --------------------------------------------------
              (Ellenore O'Hanrahan, attorney-in-fact)


Date: March 25, 1999

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

         The Company's consolidated financial statements, the notes thereto and the related report thereon of Arthur Andersen LLP, independent public accountants, for the year ended December 31, 1998 appearing on Pages 38 to 56 of the 1998 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                               Page
                                                 ------------------------------
                                                     10-K          1998 Annual
                                                                      Report
                                                 ------------     -------------
Report of Independent Public Accountants              F-6              38
Statement of Management Responsibility
  for Financial Statements                            F-6              38
As of December 31, 1998 and 1997:
  Consolidated Balance Sheets                         F-8              40
For the years ended December 31, 1998, 1997 and 1996:
  Consolidated Statements of Income                   F-7              39
  Consolidated Statements of Cash Flows               F-9              41
  Consolidated Statements of Shareholders' Equity     F-10             42
  Notes to Consolidated Financial Statements          F-11             43
Quarterly Financial Data (Unaudited) for the years
  ended December 31, 1998 and 1997                    F-23             55
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 F-1              33
Other financial information:
  Five-year selected financial data                   F-24             56


SCHEDULE:
  Report of Independent Public Accountants            14               --

  ACNielsen Corporation and Subsidiaries:

  II - Valuation and Qualifying Accounts for the years
          ended December 31, 1998, 1997 and 1996      15               --


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of ACNielsen Corporation:

         We have audited in accordance with generally accepted auditing standards, the 1998, 1997 and 1996 consolidated financial statements included in ACNielsen Corporation's 1998 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The 1998, 1997 and 1996 schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 /s/ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 1, 1999


                     ACNIELSEN CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                for the years ended December 31, 1998, 1997, 1996
                                 (In thousands)
-----------------------------------------------------   ------------------    ---------------    ---------------    --------------

                        COL. A                               COL. B               COL. C             COL. D             COL. E
-----------------------------------------------------   ------------------    ---------------    ---------------    --------------
-----------------------------------------------------   ------------------    ---------------    ---------------    --------------

                                                             Balance            Additions                               Balance
                                                            Beginning           Charged to                              at End
                     Description                            of Period           Operations        Deductions(a)        of Period
                                                                                                       (b)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     For the Year Ended December 31, 1998                    $ 12,114              $  4,140         $  2,364            $ 13,890
                                                             =========             =========        =========           =========

     For the Year Ended December 31, 1997                    $ 10,847              $  2,330         $  1,063            $ 12,114
                                                             =========             =========        =========           =========

     For the Year Ended December 31, 1996                    $ 17,289              $  3,853         $ 10,295            $ 10,847
                                                             =========             =========        =========           =========

NOTE:
(a) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided. (b) Deductions in 1996 primarily related to bad debts in Europe, for which a reserve was provided in 1995.



                                                             Balance             Additions                                Balance
                                                            Beginning            Charged to                               at End
                     Description                            of Period            Operations          Deductions          of Period
                  =================                        ===========          ============        ============        ===========
ACCRUALS FOR SPECIAL CHARGES:

     For the Year Ended December 31, 1998
       Postemployment Benefits/Workforce Reductions         $ 13,200              $      0            $ 10,097            $  3,103
       Contractual Obligations                                 8,769                     0               3,529               5,240
       Rationalize Product Lines                              18,300                     0              17,887                 413
       Facilities/Real Estate                                  5,300                     0               5,052                 248
                                                            =========             =========           =========           =========
                                                            $ 45,569              $      0            $ 36,565 (c)        $  9,004
                                                            =========             =========           =========           =========
     For the Year Ended December 31, 1997
       Postemployment Benefits/Workforce Reductions         $  8,563              $ 12,400            $  7,763            $ 13,200
       Contractual Obligations                                30,826                     0              22,057               8,769
       Asset Revaluations                                      3,580                     0               3,580                   0
       Rationalize Product Lines                                   0                18,300                   0              18,300
       Facilities/Real Estate                                      0                 5,300                   0               5,300
                                                            =========             =========           =========           =========
                                                            $ 42,969              $ 36,000            $ 33,400            $ 45,569
                                                            =========             =========           =========           =========
     For the Year Ended December 31, 1996
       Postemployment Benefits                              $ 14,300              $      0            $  5,737            $  8,563
       Contractual Obligations                                55,800                     0              24,974              30,826
       Asset Revaluations                                      3,580                     0                   0               3,580
                                                            =========             =========           =========           =========
                                                            $ 73,680              $      0            $ 30,711            $ 42,969
                                                            =========             =========           =========           =========

Note:
        (c) Includes non-cash charges of $6,132 to rationalize product lines and $1,130 for consolidation of facilities.

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

                          (b)   ACNielsen   Corporation  U.S.  $250,000,000   *
                                Credit  Agreement  dated as of April  15,
                                1998 (incorporated herein by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File
                                No. 001-12277).

         10 Material Contracts. (All of the following documents, except for items (a) through (f), are management contracts or compensatory plans or arrangements required to be filed pursuant to
                          Item 14(c).)

                          (a)   Distribution Agreement dated as of October    *
                                26, 1996 among The Dun & Bradstreet
                                Corporation, Cognizant Corporation and
                                ACNielsen Corporation (incorporated herein by reference to Exhibit 10(a) to the 1996
                                Form 10-K).

                          (b)   Tax Allocation Agreement dated as of          *
                                October 28, 1996 among The Dun & Bradstreet
                                Corporation, Cognizant Corporation and
                                ACNielsen Corporation (incorporated herein by reference to Exhibit 10(b) to the 1996
                                Form 10-K).

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

                          (e)   TAM Master Agreement dated as of October      *
                                October 28, 1996 between Cognizant
                                Corporation and ACNielsen Corporation
                                (incorporated herein by reference to
                                Exhibit 10(e) to the 1996 Form 10-K).

                          (f)   Indemnity and Joint Defense Agreement dated   *
                                as of October 28, 1996 among The Dun &
                                Bradstreet Corporation, Cognizant
                                Corporation and ACNielsen Corporation
                                (incorporated herein by reference to
                                Exhibit 10(f) to the 1996 Form 10-K).

                          (g)   1996  ACNielsen  Corporation   Non-Employee   +*
                                Directors'    Stock   Incentive      Plan
                                (incorporated   herein  by   reference   to
                                Exhibit  10(g) to the  Company's  Quarterly
                                Report on Form 10-Q for the quarterly period ended March 31, 1998, Commission
                                File No. 001-12277).

                          (h)   1996  ACNielsen  Corporation   Non-Employee   +*
                                Directors'  Deferred Compensation  Plan
                                (incorporated   herein  by   reference   to
                                Exhibit 10(h) to the 1996 Form 10-K).

                          (i)   1996 ACNielsen  Corporation  Key Employees'   +*
                                Stock   Incentive  Plan  (incorporated
                                herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, Commission File No. 001-12277).

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

                          (k)   1996 ACNielsen Corporation Senior Executive   +*
                                Incentive Plan (incorporated  herein by
                                reference to Exhibit 10(k) to the 1996 Form
                                10-K).

                          (l)   1996   ACNielsen   Corporation   Management   +*
                                Incentive   Bonus  Plan    (incorporated
                                herein by reference to Exhibit 10(l) to the 1996 Form 10-K).

                          (m)   ACNielsen     Corporation      Supplemental   +*
                                Executive Retirement Plan (incorporated herein by reference to Exhibit 10(m) to the 1996 Form 10-K).

                          (n)   ACNielsen  Corporation  Retirement  Benefit   +*
                                Excess  Plan  (incorporated   herein  by
                                reference to Exhibit 10(n) to the 1996 Form
                                10-K).

                          (o)   ACNielsen  Corporation Executive Transition   +*
                                Plan  (incorporated   herein by reference
                                to Exhibit 10(o) to the 1996 Form 10-K).

                          (p)   Form   of   Change-in-Control    Agreements   +*
                                (incorporated  herein  by  reference  to
                                Exhibit 10(p) to the 1996 Form 10-K).

                          (q)   Form of  Option  Agreement  under  the 1996   +*
                                ACNielsen  Corporation  Key  Employees'
                                Stock Incentive Plan (incorporated herein by reference to Exhibit 10(q) to the 1996
                                Form 10-K).

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

     Exhibit Number
     Regulation S-K       Description

                          (r)   Form of LSAR Agreement (incorporated herein   +*
                                by reference to Exhibit 10(r) to the 1996 Form 10-K).

                          (s)   Form   of   Directors'   Restricted   Stock   +*
                                Agreement   (incorporated   herein  by
                                reference to Exhibit 10(s) to the 1996 Form
                                10-K).

                          (t)   Form of  Option  Agreement  under  the 1996   +
                                ACNielsen     Corporation      Non-Employee
                                Directors'   Stock  Incentive  Plan  (filed
                                herewith).

         11               Statement Re Computation of Per Share Earnings
                          (filed herewith).

                                Computation of Earnings Per Share of Common
                                Stock on a Diluted Basis

         13               Annual Report to Security Holders (filed herewith).

                                1998 Annual Report (pages 33 to 56)

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

         21               Subsidiaries of the Registrant (filed herewith).

                                List of Active Subsidiaries as of January 29,
                                  1999

         23               Consents of Experts and Counsel (filed herewith).

                                Consent of Arthur Andersen LLP

         24               Power of Attorney (filed herewith).

                                Powers of Attorney dated February 18, 1999

         27               Financial Data Schedule (filed herewith).

         99               Other Exhibits
                          (a)   Letter  of  Undertaking  dated  June  29,      *
                                1998 from the New Dun & Bradstreet
                                Corporation to Cognizant Corporation and
                                ACNielsen Corporation(incorporated herein by reference to Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 001-12277).

                          (b)   Letter of  Undertaking  dated June 29, 1998    *
                                from IMS Health  Incorporated  to The Dun &
                                Bradstreet    Corporation   and   ACNielsen
                                Corporation    (incorporated    herein   by
                                reference to Exhibit 99(b) to the Company's
                                Quarterly  Report  on  Form  10-Q  for  the
                                quarterly   period  ended  June  30,  1998,
                                Commission File No. 001-12277).


+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.