Form 10-Q
period 1999-03-31
ACNIELSEN CORP
filed 1999-05-13
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                        to
                                -------------------         -------------------

                        Commission file number 001-12277


                             ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                    06-1454128
---------------------------------------    ------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

  177 Broad Street, Stamford, CT                         06901
---------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code              (203) 961-3000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Shares Outstanding
           Title of Class                        at April 30, 1999
      --------------------------               --------------------
            Common Stock,
       par value $.01 per share                     57,835,037

                              ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION
                                                                      PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended March 31, 1999 and 1998                       3

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1999 and 1998                       4

Condensed Consolidated Balance Sheets
      March 31, 1999 (Unaudited) and December 31, 1998                 5

Notes to Condensed Consolidated Financial Statements (Unaudited)       6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10

Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                17


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                             19

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                       --------------------------------------------

                                                                                1999                    1998
                                                                       -----------------------     ----------------

Operating Revenue                                                              $353,951                  $325,801

Operating Costs                                                                 183,632                   169,275
Selling and Administrative Expenses                                             137,916                   131,575
Depreciation and Amortization                                                    21,183                    21,411
Year 2000 Expenses                                                                3,844                     3,336
                                                                       ------------------          ----------------

Operating Income                                                                  7,376                       204


Interest Income                                                                   2,365                     3,081
Interest Expense                                                                   (794)                     (284)
Other - Net                                                                         993                       101
                                                                       ------------------          ----------------
Other Income - Net                                                                2,564                     2,898

Income Before Income Tax Provision and Cumulative Effect
  of Change in Accounting Principle                                               9,940                     3,102

Income Tax Provision                                                              3,976                     1,303
                                                                       ------------------          ----------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                       5,964                     1,799

Cumulative Effect to January 1, 1999, of Change in Accounting
  For Costs of Start-Up Activities, Net of Income Tax Benefits
  of $10,330                                                                    (20,173)                        -
                                                                       ------------------          ----------------

Net Income (Loss)                                                              $(14,209)                   $1,799
                                                                       ==================          ================

Basic Earnings (Loss) Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.10                     $0.03
  Cumulative Effect of Change in Accounting                                       (0.35)                        -
                                                                       ------------------          ----------------
Net Income (Loss)                                                                $(0.25)                    $0.03
                                                                       ==================          ================
Diluted Earnings (Loss) Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.10                     $0.03
  Cumulative Effect of Change in Accounting                                       (0.34)                        -
                                                                       ------------------          ----------------
Net Income (Loss)                                                                $(0.24)                    $0.03
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,554                    57,359
                Diluted                                                          59,622                    59,353


See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)
                                                                                     Three months ended March 31,
                                                                             ------------------------------------------
                                                                                   1999                    1998
                                                                             ------------------      ------------------
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net (Loss) Income                                                              $  (14,209)               $  1,799

Reconciliation of Net (Loss) Income to Net Cash
 Used in Operating Activities:
    Cumulative Effect of Change in Accounting Principle:
       Costs of Start-Up Activities                                                20,173                       -

Depreciation and Amortization                                                      21,183                  21,411
Deferred Income Taxes                                                               1,570                    (220)
Payments Related to Special Charges                                                  (715)                 (3,634)
Postemployment Benefit Expense                                                        632                       -
Postemployment Benefit Payments                                                    (2,806)                 (2,486)
Net Decrease in Accounts Receivable                                                 4,445                   4,873
Net change in Other Working Capital Items                                         (37,718)                (28,117)
Other                                                                                 (42)                    782
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                              (7,487)                 (5,592)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                              (12,792)                 (7,523)
Additions to Computer Software                                                     (8,716)                 (5,234)
Payments for Acquisition of Businesses                                             (6,990)                 (1,750)
Other                                                                                (876)                   (358)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (29,374)                (14,865)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase (Decrease) in Short-Term Borrowings                                       18,918                    (144)
Treasury Stock Purchases                                                           (4,612)                 (8,869)
Proceeds from the Sale of Common Stock under Option Plans                           4,450                   3,996
Other                                                                                 551                     858
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                19,307                  (4,159)
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                  (3,589)                 (4,268)
----------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                             (21,143)                (28,884)
Cash and Cash Equivalents, Beginning of Period                                    100,533                 205,726
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                        $  79,390              $  176,842
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest                                         $    762                $    231
Cash Paid During the Period for Income Taxes                                     $  6,787                $  1,823
Noncash Investing and Financing Activities:
Acquisition of Investment and Note Receivable in exchange for
    Business Assets and Liabilities                                                     -                $ 19,400


See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets

(Amounts in thousands)

                                                                                  March 31,            December 31,
                                                                                    1999                   1998
                                                                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
Cash and Cash Equivalents                                                          $     79,390          $    100,533
Accounts Receivable - Net                                                               267,962               279,708
Other Current Assets                                                                     63,119                56,527
                                                                             --------------------    ------------------
                    Total Current Assets                                                410,471               436,768

Notes Receivable and Other Investments                                                   27,141                28,230
Property, Plant and Equipment-Net                                                       151,526               157,664
Other Assets-Net
Prepaid Pension                                                                          62,330                62,152
Computer Software                                                                        45,552                42,588
Intangibles and Other Assets                                                             34,684                69,889
Goodwill                                                                                324,069               328,326
                                                                             --------------------    ------------------
                    Total Other Assets-Net                                              466,635               502,955
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $  1,055,773          $  1,125,617
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                                                                   $     75,362          $     90,931
Short-Term Debt                                                                          70,826                49,032
Accrued and Other Current Liabilities                                                   284,985               308,396
Accrued Income Taxes                                                                     45,135                48,901
                                                                             --------------------    ------------------
                    Total Current Liabilities                                           476,308               497,260

Postretirement and Postemployment Benefits                                               43,502                44,388
Deferred Income Taxes                                                                    45,414                55,486
Other Liabilities                                                                        29,055                40,435
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       594,279               637,569
-----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                                592                   589
Additional Paid-in Capital                                                              498,018               492,365
Retained Earnings                                                                        86,620               100,829
Treasury Stock                                                                          (38,093)              (33,481)
Accumulated Other Comprehensive Income (Loss):
     Cumulative Translation Adjustment                                                  (86,604)              (72,254)
     Fair Market Value of Forward Exchange Contracts                                        961                     -
                                                                             --------------------    ------------------
Total Shareholders' Equity                                                              461,494               488,048
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  1,055,773          $  1,125,617
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
NOTES  TO  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS  (Dollar  amounts  in
thousands, except per share data) (Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes in the ACNielsen Corporation (the "Company") 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Note 2 - New Accounting Pronouncements

The Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. SOP 98-5 requires that costs of start-up activities be expensed as incurred. Prior to the adoption of the new standard, the Company capitalized certain one-time costs related to introducing new services and conducting business in new geographic areas. The cumulative effect of adopting SOP 98-5 resulted in a charge of $20,173, net of income tax benefits of $10,330 or $0.34 per diluted share.

The Company also adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At December 31, 1998, the unrealized loss on foreign exchange forward contracts was not material. At March 31, 1999, the Company had $30,761 of foreign currency forward contracts outstanding, which mature on various dates over the next nine months. The net unrealized gain on the contracts that qualify for hedge accounting was credited to other comprehensive income and totaled $961.

Adoption of the new accounting policies described above is not expected to have a material impact on the Company's future results of operations.

Note 3 - Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (EPS) for the quarters ended March 31, 1999 and 1998 (Amounts in thousands, except per share data):

                                                                                          1999           1998
                                                                                        ------         ------
Weighted-average number of shares outstanding for basic EPS                             57,554         57,359
Dilutive effect of shares issuable as of period-end under stock option plans             2,068          1,994
                                                                                       -------        -------
Weighted-average number of shares and share equivalents for diluted EPS                 59,622         59,353
                                                                                       =======        =======

Income Before Cumulative Effect of Change in Accounting
   Principle                                                                          $  5,964        $ 1,799
Cumulative Effect to January 1, 1999, of Change in Accounting For Costs of
   Start-Up Activities, Net of Income Tax Benefits of $10,330                          (20,173)             -
                                                                                      --------        -------
Net Income (Loss)                                                                     $(14,209)       $ 1,799
                                                                                      ========        =======

Diluted Earnings (Loss) Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.10         $ 0.03
   Cumulative Effect of Change in Accounting                                             (0.34)             -
                                                                                      --------        -------

Net Income (Loss)                                                                      $ (0.24)        $ 0.03
                                                                                      ========        =======

Note 4 - Other Comprehensive Income (Loss)

The Company's comprehensive loss for the quarters ended March 31, 1999 and 1998, reported net of tax, are set forth in the following table:

(In thousands)                                            1999         1998
----------------------------------------------------  ------------ ------------
Net Income (Loss)                                       $(14,209)     $1,799

Other Comprehensive Loss, Net of Tax:
   Foreign Currency Translation Adjustments              (14,350)    (10,306)
   Fair Market Value of Forward Exchange Contracts           961           -
                                                      ------------ ------------
      Comprehensive Loss                                $(27,598)    $(8,507)
                                                        =========    ========

Note 5 - Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 6 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During the first quarter of 1999, the Company repurchased 186,700 shares of its common stock for a total of $4,612.

Note 6 - Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Old D&B"), A.C. Nielsen Company which is a subsidiary of the Company ("ACNielsenCo"), and I.M.S. International, Inc. ("IMS"), formerly a subsidiary of Cognizant Corporation ("Cognizant") and a predecessor of IMS Health Incorporated (the "IRI Action").

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

In June 1998, (i) old D&B changed its name to R.H. Donnelley Corporation and spun off (the "D&B Spin") a company now named The Dun & Bradstreet Corporation ("New D&B"), and (ii) Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun off (the "Cognizant Spin") a company named IMS Health Incorporated ("IMS Health"). Pursuant to the terms of a Distribution Agreement dated as of October 28, 1996 among the Company, Old D&B and Cognizant, New D&B was required as a condition to the D&B Spin, and IMS Health was required as a condition to the Cognizant Spin, to undertake to the Company to be jointly and severally liable with its former parent company for, among other things, the obligations of such former parent company under the Indemnity and Joint Defense Agreement. Each of New D&B and IMS Health did provide such undertaking to the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Quarter ended March 31, 1999 compared with Quarter ended March 31, 1998

The Company reported a net loss of $14,209 or $0.24 per diluted share, which included a $20,173 or $0.34 charge, reflecting the cumulative effect of a change in accounting for costs of start-up activities (see Note 2).

Income before the cumulative effect of a change in accounting was $5,964 or $0.10 per diluted share, a $4,165, or $0.07 per share improvement over the first quarter 1998. First quarter 1999 income included an after-tax negative currency translation impact of $820, or $0.01 per diluted share.

Revenue for the quarter ended March 31, 1999 was $353,951, an increase of 8.6% from the first quarter of 1998, reflecting continued strong growth in the United States and the addition of ACNielsen Bases, which was acquired at the end of last year's second quarter. Driven by solid growth in the Americas and Europe, Middle East and Africa, revenue advanced 9.1% in local currency.

Operating income was $7,376, an increase of $7,172 over 1998, despite a negative currency translation impact of $1,366. Strong revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased $7,680 over 1998 to $11,220.

Other income-net was $2,564, compared with $2,898 in the first three months of 1998, primarily reflecting higher interest expense on higher borrowings and lower interest income, offset by increased gains from foreign exchange.

The Company's operating results by geographic region for the quarters ended March 31, 1999 and 1998 are set forth in the table below.

                                  Operating Revenue           Operating Income
                                                                  (Loss)
                              -------------------------    ---------------------
                                  1999           1998        1999         1998

United States                  $108,235        $83,167      $9,728       $5,785
Canada/ Latin America            44,167         48,066       4,491        5,436
                                -------        -------       -----       ------
    Total Americas              152,402        131,233      14,219       11,221
Europe, Middle East & Africa    139,113        131,598      (3,950)      (5,037)
Asia Pacific                     62,436         62,970         951       (2,644)
                                -------        -------      ------       ------
   Subtotal                     353,951        325,801      11,220        3,540
Year 2000 Costs                       -              -      (3,844)      (3,336)
                              ---------      ---------     -------      -------

   Total                       $353,951       $325,801       $7,376        $204
                               ========       ========       ======        ====

The following discusses results on a geographic basis:

Total Americas revenue increased 16.1% to $152,402 from $131,233. Excluding the negative impact of currency translation of $5,746, which was primarily due to currency devaluation in Brazil, revenue grew 20.5%, reflecting strong growth in the U.S. and the addition of ACNielsen BASES. Operating income was $14,219, a $2,998 or 26.7% improvement over the prior year, including a $1,251 negative foreign currency translation impact.

In the United States, revenue grew 30.1% to $108,235, reflecting continued growth in account-level services and the addition of new revenue from ACNielsen BASES, acquired June 30, 1998. Excluding ACNielsen BASES, U.S. revenue grew 11.3%, reflecting strong sales of account-level services and the addition of new clients. Operating income was $9,728, an increase of $3,943, or 68.2% over the prior year. The gain was driven by revenue growth and continued improvements in operating efficiency.

In Canada and Latin America, reported revenue of $44,167 was down 8.1%, due to a negative foreign currency translation impact of $5,746. Revenues advanced 7.2% in local currency, excluding the media business that was transferred to a joint venture with IBOPE in the first quarter of 1998. The increase in local currency revenue, resulted from higher overall revenue in Canada and growing sales of retail measurement services in Mexico, Brazil and Colombia. Operating income decreased 17.4% to $4,491 from $5,436 in 1998, as the devaluation of the Brazil real reduced operating profits by $769. Local currency operating income increased 5.9% reflecting the higher revenue. In addition, revenue and income comparisons were negatively impacted by the absence in 1999 of an ad-hoc study for the Mexican government, which was included in the first quarter of 1998.

Revenue in the Europe, Middle East & Africa ("EMEA") region increased 5.7% to $139,113, from $131,598 in 1998, due to higher revenue in most European markets, especially the United Kingdom and France; overall growth in consumer panels, media measurement and modeling and analytics; and favorable foreign currency translation. Excluding the positive impact of foreign currency translation, revenue grew 3.1%. EMEA reduced its operating loss for the quarter by $1,087, to $3,950. The improvement was the result of revenue growth and efforts to enhance efficiency and productivity, partially offset by lower earnings in Eastern Europe due to weak economic conditions. The impact of foreign currency translation on operating income was not significant.

Asia Pacific's revenue decreased slightly to $62,436 from $62,970, as retail measurement growth in China, Japan, New Zealand, and the Philippines, and higher consumer panel sales in Australia and New Zealand, offset weakness in other markets brought about by the region's continued economic recession. The region produced an operating profit of $951, an improvement of $3,595 versus the prior year. The results reflect improved quality and efficiency at ACNielsen Japan, region-wide productivity gains, and a more profitable revenue mix.

Liquidity and Capital Resources
Three Months Ended March 31, 1999 and 1998

Net cash used in operating activities for the quarter ended March 31, 1999 totaled $7,487, compared with $5,592 for the comparable period in 1998. The increase primarily is the result of a change in other working capital items, including increased tax payments ($4,964) offset by increased cash income ($3,937) and lower payments related to special charges ($2,919).

Net cash used in investing activities increased to $29,374 for the quarter ended March 31, 1999, compared with $14,865 for the comparable period in 1998. The increase in cash usage was due to higher capital expenditures ($5,269), an increase in payments made for the acquisition of businesses ($5,240) and higher additions to computer software ($3,482).

Net cash provided by financing activities for the quarter ended March 31, 1999 totaled $19,307, compared with net cash used of $4,159 for the comparable period in 1998. The increase in cash provided of $23,466, primarily reflected the increase in short-term borrowings to meet working capital requirements ($19,062) and a decrease in the amount of treasury stock repurchases ($4,257).

During the first quarter of 1998, the Company became a partner in a joint venture that provides media measurement services in Latin America. The joint venture, IBOPE Media Information, offers television audience measurement (TAM), radio audience measurement (RAM), and advertising expenditure measurement services (AEM) in various Latin American markets. Under the terms of the agreement, the Company received an 11% equity interest in the joint venture and a $12,772 interest bearing note in exchange for the Company's Latin America TAM, RAM and AEM business assets and the assumption of certain transition liabilities in a non-cash transaction.

Year 2000

The Year 2000 problem concerns the inability of older computer systems to properly recognize and process date-sensitive information beyond December 31, 1999. If not corrected, businesses and other entities relying on such computer systems are at risk for possible miscalculations or systems failures that could cause disruptions in their business operations.

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

The Company's State of Readiness

The Company is in the process of implementing a Year 2000 readiness program with the goals of (i) having all of its Technology Systems functioning properly with respect to Year 2000 before January 1, 2000, and (ii) identifying and minimizing the other business risks created by the Year 2000 issue. The Company currently believes that it will be able to modify or replace all of its material Technology Systems in a timely manner and with no significant disruptions to its operations. It also believes that its Year 2000 readiness program should significantly reduce the adverse effects of the Year 2000 issue for the Company. However, given the general uncertainties inherent in the Year 2000 problem including, among other things, uncertainties as to the Year 2000 readiness of material third party suppliers and clients, it is possible that the business and results of operations of the Company could be materially adversely affected by an inability of the Company to conduct its business in the ordinary course for a period of time after December 31, 1999.

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

The analysis and planning phase comprises the development of detailed plans and timetables to accomplish the required remediation actions identified during the assessment phase and the assignment of the internal or external resources required to achieve compliance within the planned timeframes. This phase, which includes the prioritization of systems for remediation activities, is substantially complete.

The remediation phase comprises the actual renovation, re-engineering, retirement or replacement of affected systems. This phase is substantially complete for the Company's major Technology Systems and the goal is to complete the remaining work required by this phase by the end of the second quarter of 1999.

The testing phase, which follows remediation, comprises the establishment of Year 2000 test environments to do systems and user testing of individual components, as well as complete end-to-end system testing, of the Company's Technology Systems. In addition, it includes testing of interfacing systems used by certain external suppliers and clients. A substantial majority of the testing of individual components of the Company's Technology Systems that have been remediated is complete. End-to-end system testing that involves the interface with third party systems used by external suppliers and clients is expected to continue to the Year 2000 and it may not be feasible to test all such systems prior to the Year 2000.

The implementation phase, which follows testing, comprises the actual implementation into the production environment of the compliant Technology Systems. For products and services provided by the Company to clients, this phase includes the implementation of the compliant versions of hardware, software, and communications services into production in the client environments. The Company is currently devoting substantial time and effort to the execution of this phase. A majority of the work required by this phase has been completed in the United States. Other countries are at an earlier stage of execution. Plans for each country and business segment have been developed to allow for adequate time to achieve implementation prior to the end of 1999.

The communication phase comprises the implementation, coordination and management of a communications process to communicate with clients and other third parties whose Year 2000 state of readiness could significantly affect the Company. Several levels and types of communications are involved, including communications with clients, vendors and other service providers. Communications with clients include communications regarding (i) the implementation of Year 2000 compliant versions of ACNielsen software used by the client, (ii) the state of readiness of systems used by the client to receive or analyze ACNielsen data, and (iii) the state of readiness of ACNielsen Technology Systems that are used to compile and deliver data to the client. Vendor communications include communications with (i) data suppliers to assess the Year 2000 status of the systems they use to compile and deliver data to the Company, (ii) data processors to assess the Year 2000 status of their processing and delivery systems, and (iii) providers of third party Technology Systems to establish plans and timetables for the delivery of Year 2000 compliant versions of those Technology Systems. Communications with other service providers include communications with utilities, providers of facilities and environmental systems, banks and other material service providers to assess their Year 2000 readiness insofar as it may affect the services they provide to the Company. The communication phase with respect to supplier readiness is well underway worldwide. Communications with clients to assess their readiness as well as to plan implementation of ACNielsen Year 2000 compliant versions of software and information products is also underway and is at various stages around the world. The Company expects that such communications will continue to the Year 2000. As many third parties either do not respond to requests for information or provide incomplete information, the Company does not have sufficient information at the current time to determine whether all of the third parties whose Year 2000 readiness could significantly affect the Company will achieve Year 2000 compliance on a timely basis. The Company will continue its communication efforts with such parties but there can be no assurance that the Company will be able to obtain the information needed to make such a determination or that all such third parties will achieve timely compliance.

The final phase is the development of contingency and business continuation plans for each organization and company location. Preliminary contingency plans have been developed at a local country level for substantially all countries in which the Company has operations. The Company is currently reviewing the quality and comprehensiveness of those plans. Although the aim of the Company's contingency plans is to ensure the continuity of critical business functions before and after December 31, 1999, there can be no assurance that contingency plans can be developed and/or successfully implemented to deal with all material risks.

Year 2000 Issues

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

Costs

Incremental Year 2000 compliance costs, primarily for maintenance and system modifications, are presently estimated to be between $8,000 and $10,000 for 1999. Costs to acquire new software and computer systems in advance of their normal replacement schedules are estimated to total between $10,000 and $15,000 over 1998 and 1999. The Company does not separately track internal costs that are not related to incremental Year 2000 activities. Such costs are principally for payroll.

The following table sets forth expenditures by category for the periods indicated:

                             Year Ended        Quarter Ended      Total Through
                          December 31, 1998    March 31, 1999     March 31,1999
                          -----------------    --------------     -------------
Incremental Y2K Expense         $15,911            $3,844             $19,755
Capital expenditures for
 software and systems            $5,407            $2,449              $7,856

Euro

The introduction of a common currency across eleven European countries, the "Euro", is expected to have a significant impact on the European marketplace and on the operations of a number of the Company's key clients and data suppliers. The introduction is on a phased basis between January 1999 and January 2002, at which date full notes and coinage in Euros will be issued and, no later than July 1, 2002, will replace existing local currencies.

As the Company has operations in all of the affected countries, it is impacted by the Euro's introduction. The Company has established a multi-functional, cross-border taskforce for the purpose of preparing the Company for the introduction of the Euro. As part of its Euro readiness efforts, the Company has assessed the capabilities of its existing internal processes and software systems to deal with the introduction of the Euro. Changes to internal processes relating to accounting, billing, production and delivery systems, and supporting software changes, required to meet the initial introduction are substantially complete. Additional modifications will be made as the phase-in period progresses.

The Company is communicating with its principal data and other suppliers, including its banks, and with its principal clients to assess both their own level of readiness and their requirements over the transitional period and beyond. These communications will be ongoing as the phase-in period progresses.

Current estimates of the total incremental Euro compliance costs in respect of internal and production systems are that they will not be material. Implementation efforts will continue in line with the phased adoption of the Euro over the transition period, and the related costs will be expensed as incurred. The Company has not yet developed a contingency plan.

If the Company failed to successfully address the issues raised by the Euro's introduction, it could have a material adverse effect on the Company. However, based on progress to date and the Company's Euro readiness program, the Company currently does not anticipate any material adverse effects as a result of the Euro's introduction.

Forward-Looking Statements

Certain statements contained herein are forward looking. These may be identified by the use of forward-looking words or phrases, such as "anticipate," "believe," "expect", "could," "should," "planned," "estimated," "potential," "target," "aim" and "goal," among others. In addition, the Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statement.

Risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the availability of retail sources that are willing to sell data to the Company at prices acceptable to the Company; (ii) changes in general economic or competitive conditions which impact the Company's clients' demand for the Company's services; (iii) significant price and service competition; (iv) rapid technological developments in the collection, manipulation and delivery of information; (v) the Company's ability to complete the implementation of its Year 2000 and Euro plans on a timely basis; (vi) the impact of foreign currency fluctuations since so much of the Company's earnings are generated abroad; (vii) the degree of acceptance of new product introductions; (viii) the uncertainties of litigation, including the IRI Action; as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. The Company conducts its business in a wide variety of currencies. Foreign exchange forward contracts are designated for established and committed transactions that are expected to occur in less than one year. Gains or losses on such contracts were not material to the consolidated financial statements for the quarters ended March 31, 1999 and 1998. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

The following table presents the notional amounts, fair values and average exchange rates of the foreign exchange forward contracts outstanding at March 31, 1999 (in thousands of U.S. dollars, except average foreign exchange rates):

                               Notional        Fair       Average Foreign
                               Amounts         Value       Exchange Rates
                            -----------    ---------      ---------------
       Euro                    $22,896          $797            0.8615
       Australian dollars        1,510            34            1.5792
       Canadian dollars          1,226           (15)           1.5226
       Swiss francs                862            33            1.3620
       Japanese yen                743            10          115.3846
       Other                     3,524           100
       ------------------   -----------    ---------
       Total                   $30,761          $959
       ------------------   -----------    ---------


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ACNIELSEN CORPORATION
                                                      (Registrant)

Date:  May 13, 1999                             /s/Robert J. Chrenc
                                         ------------------------------------
                                                   Robert J. Chrenc
                                                Executive Vice President
                                              and Chief Financial Officer



Date:  May 13, 1999                           /s/Michael S. Geltzeiler
                                         -------------------------------------
                                                 Michael S. Geltzeiler
                                          Senior Vice President and Controller