Form 10-K/A
period 1998-06-25
ACNIELSEN CORP
filed 1999-06-25
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
        X Annual Report Pursuant to Section 13 or 15(d) of the Securities
----------

                       Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1998
                                       Or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
-------
                     Exchange Act of 1934 [No Fee Required]
                For the Transition Period From______ to_______
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

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1998 by amending the Index to Exhibits to add new exhibit 99(c) as described below and by filing such new exhibit:

         Exhibit             99(c) - Form 11-K Annual Report for the fiscal year
                             ended   December   31,   1998   of  the   ACNielsen
                             Corporation Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ACNielsen Corporation
                                                      (Registrant)

                                                  Robert J. Chrenc
                                 By:   ________________________________________
                                                  Robert J. Chrenc
                                              Executive Vice President
                                                         and
                                               Chief Financial Officer



Dated: June 25, 1999

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

                            Instruments Defining the Rights of Security
              4             Holders,  Including Indentures.

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

              10 Material Contracts.(All of the following documents, except for items (a) through (f), are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c).)

                            (a) Distribution Agreement dated as of October * 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(a) to the 1996 Form 10-K).

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


+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.
**Filed with Form 10-K on March 25, 1999; not included with this amendment.

          Exhibit Number
          Regulation S-K    Description

                            (d) Intellectual Property Agreement dated as of * October 28, 1996 among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(d) to the 1996 Form 10-K).

                            (e) TAM Master Agreement dated as of October * 28, 1996 between Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(e) to the 1996 Form 10-K).

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

                            (m) ACNielsen Corporation Supplemental +* Executive Retirement Plan (incorporated herein by reference to Exhibit 10(m) to the 1996 Form 10-K).

                            (n) ACNielsen Corporation Retirement Benefit +* Excess Plan (incorporated herein by reference to Exhibit 10(n) to the 1996 Form 10-K).

                            (o) ACNielsen Corporation Executive Transition +* Plan (incorporated herein by reference to Exhibit 10(o) to the 1996 Form 10-K).

                            (p)   Form  of   Change-in-Control   Agreements   +*
                                  (incorporated herein by reference to Exhibit 10(p) to the 1996 Form 10-K).

+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.
**Filed with Form 10-K on March 25, 1999; not included with this amendment.

          Exhibit Number
          Regulation S-K    Description

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

                            (r) Form of LSAR Agreement (incorporated herein +* by reference to Exhibit 10(r) to the 1996 Form 10-K).

                            (s)   Form  of   Directors'   Restricted   Stock  +*
                                  Agreement (incorporated herein by reference to Exhibit 10(s) to the 1996 Form 10-K).

                            (t)   Form of  Option  Agreement under  the 1996 +**
                                  ACNielsen     Corporation      Non-Employee
                                  Directors'   Stock  Incentive  Plan  (filed
                                  herewith).

             11                   Statement Re Computation of Per Share       **
                                  Earnings (filed herewith).

                                  Computation of Earnings Per Share of Common
                                  Stock on a Diluted Bases                    **

                                  Annual Report to Security Holders (filed
                                  herewith).
             13
                                  1998 Annual Report (pages 33 to 56)        **

                                  Only responsive information appearing on ** Pages 33 to 56 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.


             21                   Subsidiaries of the Registrant (filed
                                  herewith).

                                  List of Active Subsidiaries as of           **
                                  January 29, 1999

             23                   Consents of Experts and Counsel (filed
                                     herewith).

                                  Consent of Arthur Andersen LLP              **

             24                   Power of Attorney (filed herewith).         **

                                  Powers of Attorney dated February 18, 1999  **

             27                      Financial Data Schedule (filed herewith).**


+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.
**Filed with Form 10-K on March 25, 1999; not included with this amendment.

       Exhibit Number
       Regulation S-K       Description

                            Other Exhibits
             99

                            (a) Letter of Undertaking dated June 29, 1998 * from the New Dun & Bradstreet Corporation
                                  to  Cognizant   Corporation  and  ACNielsen
                                  Corporation    (incorporation   herein   as
                                  Exhibit  99(a) to the  Company's  Quarterly
                                  Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 001-12277).

                            (b) Letter of Undertaking dated June 29, 1998 * form IMS Health Incorporated to The Dun &
                                  Bradstreet    Corporation   and   ACNielsen
                                  Corporation    (incorporated    herein   by
                                  reference to Exhibit 99(b) to the Company's
                                  Quarterly  Report  on  From  10-Q  for  the
                                  quarterly   period  ended  June  30,  1998,
                                  Commission File No. 001-12277).

                            (c) Form 11-K Annual Report for the fiscal Exhibit year ended December 31, 1998 of the 99(c) ACNielsen Corporation Savings Plan.


+This exhibit constitutes a management contract, compensatory plan, or arrangement.
*Incorporated herein by reference to a previously filed document.
**Filed with Form 10-K on March 25, 1999; not included with this amendment.

                                  Exhibit 99(c)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 11-K






[X]      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998


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


                                       ACNIELSEN CORPORATION SAVINGS PLAN
                                               (Name of Plan)


                                                  Robert J. Chrenc
                                      BY:  ____________________________________
                                                  Robert J. Chrenc
                                              Executive Vice President
                                                         and
                                               Chief Financial Officer

Dated:  June 25, 1999

                       ACNIELSEN CORPORATION SAVINGS PLAN

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Pages

Report of Independent Public Accountants                                       2
Statement of Net Assets Available for Plan Benefits with Fund Information
   as of December 31, 1998                                                     3
Statement of Net Assets Available for Plan Benefits with Fund Information
    as of December 31, 1997                                                    4
Statement of Changes in Net Assets Available for Plan Benefits with Fund
    Information for the Year Ended December 31, 1998                           5
Notes to Financial Statements                                               6-11
Schedule of Assets Held for Investment Purposes as of December 31, 1998       12
Consent of Independent Public Accountants                                     13

                                -----------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Employee Benefits Committee of ACNielsen Corporation:

     We have audited the accompanying statements of net assets available for plan benefits with fund information of the ACNielsen Corporation Savings Plan (the "Plan") as of December 31, 1998 and 1997, and the related statement of changes in net assets available for plan benefits with fund information for the year ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1998 and 1997, and the changes in its net assets available for plan benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for plan benefits as of December 31, 1998 and 1997 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1998 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedule and the fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                               Arthur Andersen LLP
                               Arthur Andersen LLP

Stamford, Connecticut,
June 2, 1999



                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                             As of December 31, 1998
                                   Continued
                                                 Managed       ACNielsen       Growth &            OTC             Blue
                                                  Income         Stock          Income          Portfolio          Chip
                                                   Fund           Fund           Fund              Fund            Fund
                  ASSETS

Investments:

   Cash equivalents                                      $0       $791,368              $0               $0              $0

   Common stock                                           0      3,319,659               0                0               0

   Insurance contracts                           19,787,480              0               0                0               0

   Registered investment companies                        0              0      43,686,479        3,033,155       7,960,455

   Loans to participants                                  0              0               0                0               0

              Total investments                  19,787,480      4,111,027      43,686,479        3,033,155       7,960,455

       Total assets                              19,787,480      4,111,027      43,686,479        3,033,155       7,960,455

                                               =============================================================================
Net assets available for plan benefits          $19,787,480     $4,111,027     $43,686,479       $3,033,155      $7,960,455
                                               =============================================================================


The accompanying notes are an integral part of these financial statements.



                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                             As of December 31, 1998
                                   Continued
                                      Asset
                                                  Asset        Low-Priced      Manager:          Emerging      Diversified
                                                 Manager         Stock          Growth           Markets       International
                                                   Fund           Fund           Fund              Fund            Fund
                  ASSETS


Investments:

   Cash equivalents                                      $0             $0              $0               $0              $0

   Common stock                                           0              0               0                0               0

   Insurance contracts                                    0              0               0                0               0

   Registered investment companies                1,221,887      3,605,026       1,845,841          311,863       2,441,592

   Loans to participants                                  0              0               0                0               0

              Total investments                   1,221,887      3,605,026       1,845,841          311,863       2,441,592

       Total assets                               1,221,887      3,605,026       1,845,841          311,863       2,441,592

                                               =============================================================================
Net assets available for plan benefits           $1,221,887     $3,605,026      $1,845,841         $311,863      $2,441,592
                                               =============================================================================



The accompanying notes are an integral part of these financial statements.

                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                             As of December 31, 1998

                                                 Asset        Spartan US
                                                 Manager:        Equity
                                                  Income         Index           Loan
                                                   Fund           Fund          Account           Total
                  ASSETS

Investments:

   Cash equivalents                                      $0             $0              $0         $791,368

   Common stock                                           0              0               0        3,319,659

   Insurance contracts                                    0              0               0       19,787,480

   Registered investment companies                1,533,311      1,646,734               0       67,286,343

   Loans to participants                                  0              0       1,969,043        1,969,043

              Total investments                   1,533,311      1,646,734       1,969,043       93,153,893

       Total assets                               1,533,311      1,646,734       1,969,043       93,153,893

                                               =============================================================
Net assets available for plan benefits           $1,533,311     $1,646,734      $1,969,043      $93,153,893
                                               =============================================================

The accompanying notes are an integral part of these financial statements.



                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                             As of December 31, 1997
                                    Continued

                                                Managed       ACNielsen      Growth &         OTC          Blue          Asset
                                                Income          Stock         Income       Portfolio       Chip         Manager
                                                 Fund           Fund           Fund          Fund          Fund          Fund
                  ASSETS

Investments:

   Cash equivalents                                     $0       $61,656             $0            $0            $0            $0

   Common stock                                          0     2,251,410              0             0             0             0

   Insurance contracts                          17,360,517             0              0             0             0             0

   Registered investment companies                       0             0     33,688,107     1,517,955     3,849,554       899,943

   Loans to participants                                 0             0              0             0             0             0

              Total investments                 17,360,517     2,313,066     33,688,107     1,517,955     3,849,554       899,943

       Total assets                             17,360,517     2,313,066     33,688,107     1,517,955     3,849,554       899,943


                                             =====================================================================================
Net assets available for plan benefits         $17,360,517    $2,313,066    $33,688,107    $1,517,955    $3,849,554      $899,943
                                             =====================================================================================

The accompanying notes are an integral part of these financial statements.

           ACNIELSEN CORPORATION
               SAVINGS PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
          As of December 31, 1997
                 Continued

                                                                Asset                                      Asset
                                              Low-Priced      Manager:       Emerging     Diversified    Manager:
                                                 Stock         Growth        Markets      International   Income
                                                 Fund           Fund           Fund          Fund          Fund
                  ASSETS

Investments:

   Cash equivalents                                     $0            $0             $0            $0            $0

   Common stock                                          0             0              0             0             0

   Insurance contracts                                   0             0              0             0             0

   Registered investment companies               2,884,087       890,729        239,080     1,775,021       439,521

   Loans to participants                                 0             0              0             0             0

              Total investments                  2,884,087       890,729        239,080     1,775,021       439,521


       Total assets                              2,884,087       890,729        239,080     1,775,021       439,521

                                             =======================================================================
Net assets available for plan benefits          $2,884,087      $890,729       $239,080    $1,775,021      $439,521
                                             =======================================================================

The accompanying notes are an integral part of these financial statements.

                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                             As of December 31, 1997


                                                Legacy          Loan
                                                 Fund          Account        Total
                  ASSETS

Investments:

   Cash equivalents                                      0             0         61,656

   Common stock                                  1,669,590             0      3,921,000

   Insurance contracts                                   0             0     17,360,517

   Registered investment companies                       0             0     46,183,997

   Loans to participants                                 0     1,739,502      1,739,502

              Total investments                  1,669,590     1,739,502     69,266,672

       Total assets                              1,669,590     1,739,502     69,266,672
                                             ==========================================
Net assets available for plan benefits           1,669,590     1,739,502     69,266,672
                                            ===========================================

The accompanying notes are an integral part of these financial statements.

                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                              WITH FUND INFORMATION
                      For The Year Ended December 31, 1998
                                    Continued

                                               Managed        ACNielsen       Growth &         OTC          Blue             Asset
                                               Income           Stock          Income       Portfolio       Chip            Manager
                                                Fund             Fund           Fund           Fund         Fund             Fund

Investment income and expense:

     Interest and dividends                    $1,185,882         $17,573      $2,400,032       $138,416     $311,066      $224,519

     Realized gain/(loss)                               0          32,935         491,938         26,121       64,697         9,339

     Unrealized appr/(depr)                             0         539,456       6,770,595        605,639    1,397,125       (73,461)

     Administrative fee                                 0               0               0              0            0             0

          Total income and expense              1,185,882         589,964       9,662,565        770,176    1,772,888       160,397

Contributions received from participants        2,104,094         901,230       3,914,271        428,740    1,772,447       103,040

Distributions to participants                    (645,558)        (95,985)     (1,040,250)       (33,922)    (215,254)      (13,986)

Loans to participants                            (235,266)        (65,460)       (509,377)       (18,194)   (111,086)       (8,183)

Participant loan repayments                       200,299          79,262         370,156         14,043       49,084         3,407

Interfund transfers                              (182,488)        388,950      (2,398,993)       354,357      842,822        77,269

Net increase (decrease) for the period          2,426,963       1,797,961       9,998,372      1,515,200    4,110,901       321,944

Net assets available for plan benefits
  as of December 31, 1997                      17,360,517       2,313,066      33,688,107      1,517,955    3,849,554       899,943
                                            ========================================================================================
Net assets available for plan benefits
 as of December 31, 1998                     $19,787,480      $4,111,027      $43,686,479      $3,033,155   $7,960,455   $1,221,887
                                            ========================================================================================

The accompanying notes are an integral part of these financial statements.



                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                              WITH FUND INFORMATION
                      For The Year Ended December 31, 1998
                                    Continued

                                                                Asset                                              Asset
                                             Low-Priced        Manager:       Emerging        Diversified        Manager:
                                                Stock           Growth         Markets       International        Income
                                                Fund             Fund           Fund              Fund             Fund

Investment income and expense:

     Interest and dividends                      $294,499        $272,935            $323           $97,621         $109,321

     Realized gain/(loss)                         (22,426)          9,839         (16,172)           29,130            5,259

     Unrealized appr/(depr)                      (280,458)        (49,355)        (51,536)          131,626           (5,040)

     Administrative fee                              (962)              0            (167)                0                0

          Total income and expense                 (9,347)        233,419         (67,552)          258,377          109,540

Contributions received from participants          697,584         424,672         113,079           535,522          122,113

Distributions to participants                     (82,078)        (78,623)         (5,096)          (52,283)          (8,910)

Loans to participants                             (33,875)         (8,773)         (2,264)          (26,493)          (7,974)

Participant loan repayments                        33,121          13,389           1,309            25,824            1,780

Interfund transfers                               115,534         371,028          33,307           (74,376)         877,241

Net increase (decrease) for the period            720,939         955,112          72,783           666,571        1,093,790

Net assets available for plan benefits
  as of December 31, 1997                       2,884,087         890,729         239,080         1,775,021          439,521
                                            =================================================================================
Net assets available for plan benefits
  as of December 31, 1998                      $3,605,026      $1,845,841        $311,863        $2,441,592       $1,533,311
                                            =================================================================================

The accompanying notes are an integral part of these financial statements.


                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                             WITH FUND INFORMATION
                      For The Year Ended December 31, 1998

                                             Spartan US
                                               Equity
                                                Index           Legacy          Loan
                                                Fund             Fund          Account           Total


Investment income and expense:

     Interest and dividends                       $15,890              $0              $0        $5,068,077

     Realized gain/(loss)                          (5,861)        (22,966)              0           601,833

     Unrealized appr/(depr)                       181,764               0               0         9,166,355

    Administrative fee                                 0               0               0            (1,129)

          Total income and expense                191,793         (22,966)              0        14,835,136

Contributions received from participants          248,175               0               0        11,364,967

Distributions to participants                     (26,891)         (7,676)         (6,370)       (2,312,882)

Loans to participants                              (4,255)              0       1,031,200                 0

Participant loan repayments                         3,615               0        (795,289)                0

Interfund transfers                             1,234,297      (1,638,948)              0                 0

Net increase (decrease) for the period          1,646,734      (1,669,590)        229,541        23,887,221

Net assets available for plan benefits
  as of December 31, 1997                               0       1,669,590       1,739,502        69,266,672
                                            ================================================================
Net assets available for plan benefits
  as of December 31, 1998                      $1,646,734              $0      $1,969,043       $93,153,893
                                            ================================================================

The accompanying notes are an integral part of these financial statements.

                                 ACNIELSEN CORPORATION SAVINGS PLAN
                                     NOTES TO FINANCIAL STATEMENTS
                                   ACNIELSEN CORPORATION SAVINGS PLAN
                                      NOTES TO FINANCIAL STATEMENTS


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

The ACNielsen Corporation Savings Plan (the "Plan") was adopted, effective November 1, 1996, for all U.S. employees of ACNielsen.

Fidelity Management Trust Company became the trustee of the Plan effective April 1, 1997. This established a master trust between Fidelity Management Trust Company, the ACNielsen Corporation Savings Plan and the ACNielsen Corporation Employee Stock Ownership Plan.

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

A participant's contributions under the Plan may be made in the form of contributions from after-tax earnings and/or contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A participant's aggregate before- and after-tax contributions may not exceed 16% of the participant's covered compensation, subject to an overall limit on contributions imposed by the Internal Revenue Code. For 1998, the Internal Revenue Code limit on before-tax contributions was $10,000.

To comply with certain provisions of the Internal Revenue Code, the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining a participant's contributions under the Plan for 1998 was $160,000.


Participant Accounts

Each participant's account is credited with the participant's contribution and account earnings.


Vesting

Participants are immediately vested in their contributions plus actual earnings thereon.


Investment Options

Upon enrollment in the Plan, a participant may direct his or her contributions in 1% increments in any of the first eleven investment options, with no more than 50% invested in the ACNielsen Common Stock Fund.

o Managed Income Fund - The Managed Income Fund is a combination of Fidelity's Managed Income Portfolio I and investment contracts previously purchased by this plan. It is not a mutual fund. The goal of the fund is to provide a competitive level of income over time while preserving the investment. The Portfolio purchases investment contracts offered by major insurance companies and other approved financial institutions and short-term investments to provide for liquidity needs. Some investment contracts (synthetic wrappers) are purchased in conjunction with the purchase of fixed income securities or units of bond funds which invest in such securities. As previous investment contracts mature, all proceeds will be invested in the Managed Income Portfolio.

o Growth & Income Fund - The Growth & Income Fund is a growth and income mutual fund. The goal of the fund is to provide high total return through a combination of current income and capital appreciation. The fund invests mainly in U.S. and foreign stocks. It selects companies that currently pay dividends and carry the potential for increased earnings. The fund may also invest in bonds.

o Blue Chip Fund - The Blue Chip Fund is a growth mutual fund. The goal of the fund is to increase the value of the investment over the long term through capita growth. The fund invests primarily in the common stock of well-know and established companies. Normally, at least 65% of the fund's total assets are invested in the common stock of blue chip companies. The fund may also invest in companies with strong earnings and future growth potential that are positioned to become blue chips of the future.

o Low-Priced Stock Fund - The Low-Priced Stock Fund is a growth mutual fund with the goal of capital appreciation. The fund invests primarily in stocks of companies that are considered undervalued or out of favor with other investors and could offer the possibility for significant growth. Generally, low-priced is considered $25 or less and are stocks of smaller, less well-known companies. This fund carries a redemption fee to discourage short-term buying and selling of fund shares.

o OTC Portfolio Fund - The OTC Portfolio Fund is a growth mutual fund. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in U.S. and foreign common stocks that are traded on the over-the-counter (OTC) market. The fund may also invest in bonds and other types of securities. Securities traded on the OTC market tend to be from smaller or newer companies, which generally involve greater investment risk than well-known companies.

o Diversified International Fund - The Diversified International Fund is a growth mutual fund that invests overseas. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in stocks of companies located outside the U.S. that are included in the Morgan Stanley EAFE Index. It seeks stocks that are undervalued compared to industry norms in their countries and focuses on larger companies.

o Emerging Markets Fund - The Emerging Markets Fund is a growth mutual fund that invests in emerging markets. The goal of the fund is to increase the value of the investment over the long term through capital growth. The fund invests primarily in stocks of companies in emerging markets. The fund emphasizes countries with relatively low GNP compared to the world's major economies, and with the potential for rapid economic growth. A redemption fee is charged if a shareholder sells shares held less than 90 days.

o ACNielsen Common Stock Fund - The ACNielsen Common Stock Fund invests in the common stock of ACNielsen Corporation and approved short-term instruments to provide for liquidity. Ownership is measured in units of the fund instead of shares of stock. The Plan's trustee purchases ACNielsen common stock for this fund in the open market in accordance with a nondiscretionary purchasing program. The trustee may also purchase or accept authorized but as yet unissued shares of ACNielsen common stock, or shares held as treasury shares from ACNielsen. Transaction fees related to investments in the ACNielsen Common Stock Fund are charged against the fund's assets. The charges are reflected in the total rates of return.

o Asset Manager Fund - The Asset Manager Fund is an asset allocation mutual fund. The goal of the fund is to provide high total return with reduced risk over the long term. The fund invests in all basic types of investments: stocks, bonds, and short term and money market instruments. The fund can have anywhere from 30% to 70% in stocks, 20% to 60% in bonds and 0% to 50% in short-term/money market class.

o Asset Manager: Growth Fund - The Asset Manager: Growth Fund is an asset allocation mutual fund. The goal of the fund is to provide maximum total return over the long term. The fund invests in all basic types of investments: stocks, bonds, and short-term and money market instruments. Its more aggressive approach focuses on stocks for the potential of high returns. The fund can have anywhere from 50% to 100% in stocks, 0% to 50% in bonds and 0% to 50% in short-term/money market class.

o Asset Manager: Income Fund - The Asset Manager: Income Fund is an asset allocation mutual fund. The goal of the fund is to provide high current income while considering the potential for long-term growth. The fund invests in all basic types of investments: stocks, bonds, and short-term and money market instruments. The fund's approach focuses on bonds and short-term and money market instruments for current income.

o Legacy Fund - At December 31, 1997, ACNielsen exercised its right to close this fund and requested all participants in the fund to transfer their balances to one or more of the other investment options. The final distribution from the Legacy Fund commenced in January 1998. The Legacy Fund replaced the Dun & Bradstreet Common Stock Fund in The Profit Participation Plan of The Dun & Bradstreet Corporation and was available only to former participants in that plan. At the time of the D&B reorganization, the Dun & Bradstreet Common Stock Fund became a fund consisting of shares of ACNielsen, Cognizant and D&B. Ownership was measured in units of the fund instead of shares of stock. Participants could not make additional contributions or transfers to this fund. Transaction fees related to investments in the Legacy Fund were charged against the fund's assets. The charges were reflected in the total rates of return. All distributions from the Legacy Fund were made in cash.


o Spartan U.S. Equity Index Fund - Effective March 1, 1998 another fund, Spartan US Equity Index Fund, became an available investment option for all participants. The Spartan U.S. Equity Index Fund is an equity index fund that normally invests at least ninety percent (90%) of its assets in stocks of companies that compose the Standard & Poor's 500 Index. The goal of the fund is to have a total return which corresponds to that of the Standard & Poor's 500.

Participants are able to reallocate their entire account balances in multiples of 1% among the funds on a daily basis subject to the 50% limit on investments in the ACNielsen Common Stock Fund.


Loans

Participants may obtain loans from the Plan, which are secured by the balance in their accounts. Loan transactions are recorded as transfers to/(from) the investment funds and from/(to) the loan account. Principal and interest are repaid through payroll deductions. The Plan limits the total number and amount of loans outstanding at any time for each participant. The interest rate charged on a loan for its duration is the prime rate plus two percentage points. Interest rates for participant loans ranged from 8.00% to 11.00% and terms ranged from 11 months to 117 months as of December 31, 1998.


Payment of Benefits

Upon termination of service with the Company, participants become eligible for a lump sum distribution of their account balance. Retired and terminated participants who have an account balance in excess of $5,000 may elect a deferred distribution. Retired participants may also elect payment in the form of up to 20 annual installments.


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


Plan Expenses

Transaction and investment manager fees are paid by the Plan. Trustee fees and other expenses of administering the Plan may be borne by the Plan or the Company.


Note 3.  Plan Termination

While the Company has not expressed any intent to terminate the Plan, it is free to do so at any time subject to the provisions of ERISA and the Internal Revenue Code which state that, in such event, all participants of the Plan shall be fully vested in the amounts credited to their accounts.


Note 4.  Reconciliation of Financial Statements to Form 5500

As of December 31, 1998, the Plan had no pending distributions to participants who elected to withdraw from the Plan. Therefore, there were no reconciling items between the accompanying financial statements and Form 5500.


Note 5.  Investment Income

For the year ended December 31, 1998, the Plan assets increased in value by $14,835,136 which represented interest and dividends, realized gains/losses and unrealized appreciation/depreciation for the investments.


Note 6.  Insurance Contracts

The insurance contracts are held by John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company, New York Life Insurance Company and Principal Mutual Life Insurance Company. There were 8 contracts with interest rates from 6.15% to 7.33% and maturities from April 1999 to October 2000 as of December 31, 1998. There are no reserves against contract value for credit risk of the contract issuer or otherwise.


Note 7.  Significant Investments

For the year ended December 31, 1998, the Plan had the following investments which represented more than five percent of the net assets available for plan benefits:

         Fund                                                     Market Value
         Growth & Income Fund                                      $43,686,479
         Managed Income Fund                                        19,787,480
         Blue Chip Fund                                              7,960,455



Note 8.  Tax Status

On December 18, 1997, the Company received a favorable determination letter in which the Internal Revenue Service stated that the Plan is in compliance with the requirements for a qualified plan under Section 401(a) of the Internal Revenue Code and the trust is exempt from federal income taxes under the provisions of Section 501(a) of the Code.


Note 9.  Master Trust

A master trust exists between Fidelity Management Trust Company, the ACNielsen Corporation Savings Plan and the ACNielsen Corporation Employee Stock Ownership Plan.


                                   Schedule 1
                              ACNIELSEN CORPORATION
                                  SAVINGS PLAN
           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             As of December 31, 1998
                                 EIN 06-1454128
                                    PLAN #001


Description of Investment                   Maturity Date     Interest Rate       Cost         Market/Contract
----------------------------------------------------------------------------------------------------------------

Common Stock:
     ACNielsen Stock Fund                                                        $2,401,257          $3,319,659
                                                                              ----------------------------------
Total Common Stock                                                                2,401,257           3,319,659

Insurance Contracts:
     Fidelity Portfolio                                                             687,212             687,212
     Fidelity IPL                                                                11,064,709          11,064,709
     John Hancock GAC # 8776                       3-Apr-00           6.22%         981,533             981,533
     Metropolitan Life GAC # 24710                 1-Apr-99           7.33%       1,250,977           1,250,977
     Metropolitan Life GAC # 24712                 2-Oct-00           6.15%         577,654             577,654
     Metropolitan Life GAC # 24714                 2-Oct-00           6.75%       1,388,848           1,388,848
     New York Life GAC # 30644                     1-Oct-99           7.19%         725,243             725,243
     New York Life GAC # 30644-002                 3-Apr-00           6.25%         888,803             888,803
     Principal Mutual GAC # 4-26119-04            30-Sep-99           7.24%         913,949             913,949
     Principal Mutual GAC # 4-26119-05             1-Oct-00           6.40%       1,308,552           1,308,552
                                                                              ----------------------------------
Total Insurance Contracts                                                        19,787,480          19,787,480

Registered Investment Companies
     Growth & Income Fund                                                        32,309,046          43,686,479
     OTC Portfolio Fund                                                           2,502,462           3,033,155
     Blue Chip Fund                                                               6,471,344           7,960,455
     Asset Manager Fund                                                           1,281,777           1,221,887
     Low-Priced Stock Fund                                                        3,811,939           3,605,026
     Asset Manager: Growth Fund                                                   1,896,289           1,845,841
     Emerging Markets Fund                                                          408,980             311,863
     Diversified International Fund                                               2,348,346           2,441,592
     Asset Manager: Income Fund                                                   1,534,909           1,533,311
     Spartan US Equity Index                                                      1,472,204           1,646,734
                                                                              ----------------------------------
Total Registered Investment Companies                                            54,037,296          67,286,343

Cash Equivalents:
     Fidelity Institutional Cash Portfolio                                          791,368             791,368
                                                                              ----------------------------------
Total Cash Equivalents                                                              791,368             791,368

Loans To Participants *                                                                        -      1,969,043

Total Investments                                                               $77,017,401         $93,153,893
                                                                              ==================================

*Interest rates of 8.00% to 11.00% and durations of 11 months to 117 months

The accompanying notes to financial statements are an integral part of this schedule.

                       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 11-K into ACNielsen Corporation's previously filed Registration Statement on Form S-8 (File No. 333-14085) and the related Prospectus.
                               Arthur Andersen LLP
                               Arthur Andersen LLP



Stamford, Connecticut,
June 2, 1999