Form 10-Q
period 1999-06-30
ACNIELSEN CORP
filed 1999-08-11
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     ------------------------

                    Commission file number 001-12277


                         ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                     06-1454128
---------------------------------      ----------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

     177 Broad Street, Stamford, CT                             06901
--------------------------------------------------    -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              (203) 961-3000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares Outstanding
       Title of Class                               at July 30, 1999
-----------------------------                -------------------------------
        Common Stock,
  par value $.01 per share                             58,040,471

                          ACNIELSEN CORPORATION

                            INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended June 30, 1999 and 1998                           3

Condensed Consolidated Statements of Income (Unaudited)
      Six Months Ended June 30, 1999 and 1998                             4

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 1999 and 1998                             5

Condensed Consolidated Balance Sheets
      June 30, 1999 (Unaudited) and December 31, 1998                     6

Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12

Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                  21


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders              22

Item 6. Exhibits and Reports on Form 8-K                                 22


SIGNATURES                                                               23

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                        --------------------------------------------

                                                                                1999                    1998
                                                                          ----------------        ----------------
Operating Revenue                                                              $380,700                  $346,495

Operating Costs                                                                 185,130                   165,043
Selling and Administrative Expenses                                             136,867                   131,872
Depreciation and Amortization                                                    20,990                    20,959
Year 2000 Expenses                                                                3,522                     2,701
                                                                          ---------------          ----------------

Operating Income                                                                 34,191                    25,920


Interest Income                                                                   1,273                     2,342
Interest Expense                                                                   (889)                     (317)
Other - Net                                                                         267                      (207)
                                                                       ------------------           ----------------
Other Income - Net                                                                  651                     1,818

Income Before Income Tax Provision                                               34,842                    27,738

Income Tax Provision                                                             13,937                    11,650
                                                                       ------------------          ----------------

Net Income                                                                      $20,905                   $16,088
                                                                       ==================          ================

Basic Earnings Per Share                                                          $0.36                     $0.28
                                                                       ==================          ================
                                                                       ==================          ================

Diluted Earnings Per Share                                                        $0.35                     $0.27
                                                                       ==================          ================
                                                                       ==================          ================

Weighted Average Number of Shares Outstanding
                Basic                                                            57,808                    57,281
                Diluted                                                          60,147                    59,670


See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                       --------------------------------------------

                                                                                1999                    1998
                                                                       -----------------------     ----------------
Operating Revenue                                                              $734,651                  $672,296

Operating Costs                                                                 368,762                   334,318
Selling and Administrative Expenses                                             274,783                   263,447
Depreciation and Amortization                                                    42,173                    42,370
Year 2000 Expenses                                                                7,366                     6,037
                                                                       ------------------          ----------------

Operating Income                                                                 41,567                    26,124


Interest Income                                                                   3,638                     5,423
Interest Expense                                                                 (1,683)                     (601)
Other - Net                                                                       1,259                      (106)
                                                                       ------------------          ----------------
Other Income - Net                                                                3,214                     4,716

Income Before Income Tax Provision and Cumulative Effect
  of Change in Accounting Principle                                              44,781                    30,840

Income Tax Provision                                                             17,913                    12,953
                                                                       ------------------          ----------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                      26,868                    17,887

Cumulative Effect to January 1, 1999, of Change in Accounting
  For Costs of Start-Up Activities, Net of Income Tax Benefits
  of $10,330                                                                    (20,173)                        -
                                                                       ------------------          ----------------

Net Income                                                                       $6,695                   $17,887
                                                                       ==================          ================

Basic Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.47                     $0.31
  Cumulative Effect of Change in Accounting                                       (0.35)                        -
                                                                       ------------------          ----------------
Net Income                                                                        $0.12                     $0.31
                                                                       ==================          ================
Diluted Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.45                     $0.30
  Cumulative Effect of Change in Accounting                                       (0.34)                        -
                                                                       ------------------          ----------------
Net Income                                                                        $0.11                     $0.30
                                                                       ==================          ================

Weighted Average Number of Shares Outstanding
                Basic                                                            57,682                    57,319
                Diluted                                                          60,026                    59,604


See accompanying notes to the condensed consolidated financial statements (unaudited).

                                       4

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)
                                                                                          Six months ended June 30,
                                                                                  ------------------------------------------
                                                                                        1999                    1998
                                                                                  ------------------      ------------------

----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income                                                                     $   6,695                  $ 17,887

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
    Cumulative Effect of Change in Accounting Principle:
       Costs of Start-Up Activities, Net                                          20,173                         -
    Depreciation and Amortization                                                 42,173                    42,370
    Deferred Income Taxes                                                          8,004                       205
    Payments Related to Special Charges                                           (1,593)                  (15,162)
    Postemployment Benefit Expense                                                 1,137                     1,923
    Postemployment Benefit Payments                                               (5,411)                   (6,879)
    Net Increase in Accounts Receivable                                          (17,827)                  (14,769)
    Net Change in Other Working Capital Items                                    (33,653)                   (3,589)
    Other                                                                          3,066                    (1,472)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                         22,764                    20,514
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                             (29,163)                  (19,551)
Additions to Computer Software                                                   (16,735)                  (11,535)
Payments for Acquisition of Businesses                                           (11,457)                  (68,360)
Other                                                                             (9,015)                   (9,258)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (66,370)                 (108,704)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase in Short-Term Borrowings                                                 26,111                    20,797
Treasury Stock Purchases                                                          (6,111)                  (21,517)
Proceeds from the Sale of Common Stock under Option Plans                          9,099                     7,035
Other                                                                                825                      (142)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         29,924                     6,173
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                 (3,843)                   (4,380)
----------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                            (17,525)                  (86,397)
Cash and Cash Equivalents, Beginning of Period                                   100,533                   205,726
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                       $  83,008                 $ 119,329
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest                                       $   1,331                 $     609
Cash Paid During the Period for Income Taxes                                   $  19,930                 $  13,778
Noncash Investing and Financing Activities:
Acquisition of Investment and Note Receivable in exchange for
    Business Assets and Liabilities                                                    -                 $  19,400


See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets

(Amounts in thousands)

                                                                                  June 30,                    December 31,
                                                                                    1999                         1998
                                                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                      $     83,008                  $    100,533
Accounts Receivable - Net                                                           292,251                       279,708
Other Current Assets                                                                 61,865                        56,527
                                                                             -------------------           ------------------
                    Total Current Assets                                            437,124                       436,768

Notes Receivable and Other Investments                                               23,546                        28,230
Property, Plant and Equipment-Net                                                   155,807                       157,664
Other Assets-Net
Prepaid Pension                                                                      63,418                        62,152
Computer Software                                                                    49,412                        42,588
Intangibles and Other Assets                                                         35,505                        69,889
Goodwill                                                                            330,833                       328,326
                                                                             -------------------           ------------------
                    Total Other Assets-Net                                          479,168                       502,955
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $  1,095,645                  $  1,125,617
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                                                               $     75,127                  $     90,931
Short-Term Debt                                                                      79,888                        49,032
Accrued and Other Current Liabilities                                               292,273                       304,596
Accrued Income Taxes                                                                 40,090                        48,901
                                                                             -------------------            -----------------
                    Total Current Liabilities                                       487,378                       493,460

Postretirement and Postemployment Benefits                                           46,085                        44,388
Deferred Income Taxes                                                                44,893                        55,486
Other Liabilities                                                                    28,530                        44,235
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   606,886                       637,569
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                            596                           589
Additional Paid-in Capital                                                          505,833                       492,365
Retained Earnings                                                                   107,524                       100,829
Treasury Stock                                                                      (39,592)                      (33,481)
Accumulated Other Comprehensive Income (Loss):
     Cumulative Translation Adjustment                                              (86,954)                      (72,254)
     Fair Market Value of Forward Exchange Contracts                                  1,352                             -
                                                                             --------------------          ------------------
Total Shareholders' Equity                                                          488,759                       488,048
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  1,095,645                  $  1,125,617
-----------------------------------------------------------------------------------------------------------------------------

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

Note 2 - New Accounting Pronouncements

The Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. SOP 98-5 requires that costs of start-up activities be expensed as incurred. Prior to the adoption of the new standard, the Company capitalized certain one-time costs related to introducing new services and conducting business in new geographic areas. The cumulative effect of adopting SOP 98-5 resulted in a charge in the first quarter of 1999 of $20,173, net of income tax benefits of $10,330 or $0.34 per diluted share.

The Company also adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At December 31, 1998, the unrealized loss on foreign exchange forward contracts was not material. At June 30, 1999, the Company had $23,956 of foreign currency forward contracts outstanding, which mature on various dates over the next six months. The net unrealized gain on the contracts that qualify for hedge accounting was credited to other comprehensive income and totaled $1,352.

Adoption of the new accounting policies described above is not expected to have a material impact on the Company's future results of operations.

Note 3 - Acquisitions

On June 30, 1999, the Company acquired the remaining 55% interest it did own in Market Decisions, a joint-venture business that provides controlled market and in-store testing of new and established consumer products in the United States. The purchase price was comprised of an initial cash payment of $3,943 and a deferred payment due in the year 2000, which will not be less than $3,625 or more than $6,375, depending on the achievement of certain operating goals. The excess of the guaranteed purchase price and the Company's prior equity investment in Market Decisions, over the fair value of the identifiable net assets at the date of acquisition amounted to $10,900, has been recorded as goodwill, and will be amortized over forty years.

On June 30, 1998, the Company acquired BBI Marketing Services, Inc. ("ACNielsen BASES"). The final purchase price was $70,448 (exclusive of payments contingent on achieving future operating goals), including direct acquisition and integration costs totaling $6,575. The direct acquisition and integration costs consist of $830 for severance, $2,380 for licensee termination fees, and $3,365 for other costs, primarily investment banking and legal and accounting fees. These costs are incremental and the integration costs are a direct result of the formal plan to exit certain activities as part of the overall integration effort. $62,540 was recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized over forty years. As of June 30, 1999, the balance of accrued acquisition and integration costs totaled $4,915 and related primarily to licensee termination fees and severance.

Note 4 - Special Charges

In the fourth quarter of 1997, the Company recorded a special charge of $36,000. The charge consisted of costs to execute plans in Asia Pacific, Europe, and Latin America, to achieve long-term productivity improvements, rationalize the Company's product lines, and reduce costs. The actions commenced in 1998 and will be completed in 1999. The following table recaps the reserve balance activity by major cost category:

   Category                    Dec. 31, 1998    Cash Payments     June 30, 1999
   --------                    -------------    -------------     -------------

   Rationalize Product Lines        $ 413           (168)             $ 245
   Workforce Reductions             3,103           (149)             2,954
   Facilities/Real Estate             248           (248)                 0
                                    -----           -----             -----
      Total                       $ 3,764           (565)           $ 3,199
                                  =======           =====           =======

In addition, the Company paid $1,028 during the six months ended June 30, 1999 related to a long-term lease obligation, which was accrued as part of a special charge recorded in 1995.

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the respective periods:

Three months ended June 30                                                                1999           1998
--------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding for basic EPS                             57,808         57,281
Dilutive effect of shares issuable as of period-end under stock option
   plans                                                                                 2,339          2,389
                                                                                       -------        -------
Weighted-average number of shares and share equivalents for diluted EPS                 60,147         59,670
                                                                                       =======        =======
Net Income                                                                             $20,905        $16,088
                                                                                       =======        =======

Basic Earnings Per Share                                                                $ 0.36         $ 0.28
                                                                                        ======         ======

Diluted Earnings Per Share                                                              $ 0.35         $ 0.27
                                                                                        ======         ======


Six months ended June 30                                                                  1999           1998
-------------------------------------------------------------------------------------------------------------
Weighted-average number of shares outstanding for basic EPS                             57,682         57,319
Dilutive effect of shares issuable as of period-end under stock option
   plans                                                                                 2,344          2,285
                                                                                        ------         ------
Weighted-average number of shares and share equivalents for diluted EPS                 60,026         59,604
                                                                                        ======         ======

Income Before Cumulative Effect of Change in Accounting Principle                      $26,868        $17,887
Cumulative Effect to January 1, 1999, of Change in Accounting For Costs of
   Start-Up Activities, Net of Income Tax Benefits of $10,330                          (20,173)             -
                                                                                       -------        -------
Net Income                                                                             $ 6,695        $17,887
                                                                                       =======        =======

Basic Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.47         $ 0.31
   Cumulative Change in Accounting                                                       (0.35)             -
                                                                                        ------         ------
Net Income                                                                              $ 0.12         $ 0.31
                                                                                        ======         ======

Diluted Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.45         $ 0.30
   Cumulative Effect of Change in Accounting                                             (0.34)             -
                                                                                        ------         ------
Net Income                                                                              $ 0.11         $ 0.30
                                                                                        ======         ======


Note 6 - Other Comprehensive Income (Loss)

The following table sets forth the Company's comprehensive loss, reported net of tax, for the respective periods:

Three months ended June 30                                1999          1998
---------------------------------------------------   -----------   -----------
Net Income                                             $ 20,905      $ 16,088

Other Comprehensive Loss, Net of Tax:
   Foreign Currency Translation Adjustments                (350)       (3,363)
   Fair Market Value of Forward Exchange Contracts          391             -
                                                       ---------     ---------
        Comprehensive Income                           $ 20,946      $ 12,725
                                                       =========     =========


Six months ended June 30                                  1999          1998
---------------------------------------------------   -----------   -----------
Net Income                                              $ 6,695      $ 17,887

Other Comprehensive Loss, Net of Tax:
   Foreign Currency Translation Adjustments             (14,700)      (13,669)
   Fair Market Value of Forward Exchange Contracts        1,352             -
                                                        --------      --------
        Comprehensive Income (Loss)                     $(6,653)      $ 4,218
                                                        ========      ========

Note 7 - Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 8 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During the first half of 1999, the Company repurchased 240,800 shares of its common stock for a total of $6,111.

Note 8- Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Old D&B"), A.C. Nielsen Company which is a subsidiary of the Company ("ACNielsenCo"), and I.M.S. International, Inc. ("IMS"), formerly a subsidiary of Cognizant Corporation ("Cognizant") and a predecessor of IMS Health Incorporated (the "IRI Action").

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Quarter ended June 30, 1999 compared with Quarter ended June 30, 1998

Diluted earnings per share rose 29.6%, to $0.35, and net income increased 29.9% to $20,905. Reported earnings were reduced by an after-tax expense of $2,113, or $0.04 per share, for Year 2000 computer software modifications, and a negative, after-tax impact of $1,253, or $0.02 per share, as a result of foreign currency translation.

Revenue for the quarter ended June 30, 1999 was $380,700, an increase of 9.9% from the second quarter of 1998, reflecting continued strong growth in the United States and incremental revenue from ACNielsen BASES, which was acquired in June 1998. Excluding a negative foreign currency translation impact of 9,266, revenue advanced 12.5%.

Operating income increased 31.9%, or $8,271 to $34,191, despite a negative currency translation impact of $2,088. Strong revenue growth in the U.S., coupled with operating improvements across all three of the Company's regions, drove the substantial increase. Excluding incremental Year 2000 costs, operating income increased $9,092 over 1998 to $37,713.

Other income-net was $651, compared with $1,818 in the second quarter of 1998, primarily reflecting higher interest expense on higher borrowings and lower interest income, partially offset by increased gains from foreign exchange.

The Company's operating results by geographic region for the quarters ended June 30, 1999 and 1998 are set forth in the table below.

                                             Operating Revenue             Operating Income
                                       ---------------------------   ---------------------------
                                            1999           1998           1999         1998

United States                             $119,734        $89,329       $15,272       $9,620
Canada/ Latin America                       44,980         46,829         7,604        7,312
                                          --------        -------       -------       ------
    Total Americas                         164,714        136,158        22,876       16,932
Europe, Middle East & Africa               150,711        146,005        10,468        9,699
Asia Pacific                                65,275         64,332         4,369        1,990
                                           -------        -------       -------       ------
   Subtotal                                380,700        346,495        37,713       28,621
Year 2000 Costs                                  -              -        (3,522)      (2,701)
                                           -------        -------       -------       ------

   Total                                  $380,700       $346,495       $34,191      $25,920
                                          ========       ========       =======      =======

The following discusses results on a geographic basis:

Total Americas revenue increased 21.0% to $164,714 from $136,158. Excluding the negative impact of currency translation of $6,927, which was primarily due to currency devaluation in Brazil, revenue grew 26.1%, reflecting solid growth in the U.S. and the addition of ACNielsen BASES. Operating income was $22,876, a $5,944 or 35.1% improvement over the prior year. Excluding a $1,934 negative foreign currency translation impact, due primarily to the devaluation the Brazilian real, operating income increased 46.5%.

In the United States, revenue grew 34.0% to $119,734, reflecting the addition of ACNielsen BASES, and an increase in retail measurement, as account-level sales increased 21% and incremental revenue was realized from new clients and from products that offer expanded coverage of retail channels. In addition, consumer panel revenue rose 19.8% on higher sales of syndicated products. Excluding ACNielsen BASES, U.S. revenue grew 10%. Operating income was $15,272, an increase of $5,652, or 58.8% over the prior year. The gain reflected strong revenue growth in retail measurement and consumer panels. Excluding ACNielsen BASES, operating income increased 45%.

In Canada and Latin America, reported revenue of $44,980 was down 4.0%, due to negative foreign currency translation impact of $6,926, primarily in Brazil. Revenues advanced 10.8% in local currency, driven by higher retail measurement sales in Mexico, Colombia and Chile, and solid retail measurement and consumer panel growth in Canada. Operating income was up 4.0%, to $7,604, from $7,312 in 1998, as the currency devaluation in Brazil continued to reduce operating profits. Local currency operating income increased 30.5% on revenue growth and cost controls.

Revenue in the Europe, Middle East & Africa ("EMEA") region increased 3.2% to $150,711, from $146,005 in 1998, led by continued growth in the United Kingdom and the Nordic countries. The emerging markets achieved local currency double-digit increases in revenue and income, despite sluggish economies. Excluding the negative impact of foreign currency translation, revenue grew 5.4%, with revenue increases in account-level services, modeling & analytics, consumer panels and media measurement. EMEA increased its operating income for the quarter by $769, to $10,468. The improvement was the result of revenue growth and operating improvements. Local-currency income increased 10.9% for the quarter.

Asia Pacific's revenue increased slightly to $65,275 from $64,332, due to the firming of currencies and growth in Korea, the Philippines and Taiwan. Local-currency revenue was essentially unchanged from the prior year, as growth in retail measurement was offset by lower revenue in customized research. Operating income reached $4,369, compared with $1,990 reported last year, as the region continued to shift toward higher-margin business and improve operating efficiency.


Six months ended June 30, 1999 compared with Six months ended June 30, 1998

The Company reported net income of $6,695 or $0.11 per diluted share, which included a $20,173 or $0.34 charge, reflecting the cumulative effect of a change in accounting for costs of start-up activities (see Note 2).

Income before the cumulative effect of a change in accounting was $26,868 or $0.45 per diluted share, an $8,981 or $0.15 per share improvement over the first six months of 1998. In the first half of 1999, income included an after-tax negative currency translation impact of $2,072, or $0.03 per diluted share.

Revenue for the six months ended June 30, 1999 was $734,651, an increase of 9.3% from the first half of 1998, reflecting continued strong growth in the United States, and the addition of ACNielsen BASES, which was acquired at the end of last year's second quarter. Driven by solid growth in the Americas and incremental revenue from ACNielsen BASES, revenue advanced 10.9% in local currency.

Operating income was $41,567, an increase of $15,443 over 1998, despite a negative currency translation impact of $3,453. Strong revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase. Excluding Year 2000 costs, operating income increased $16,772 over 1998 to $48,933.

Other income-net was $3,214, compared with $4,716 in the first six months of 1998, primarily reflecting higher interest expense on higher borrowings and lower interest income, partially offset by increased gains from foreign exchange.

The Company's operating results by geographic region for the six months ended June 30, 1999 and 1998 are set forth in the table below.

                                                     Operating Revenue             Operating Income
                                                                                             (Loss)
                                              ------------------------------   ---------------------------
                                                    1999           1998             1999          1998
United States                                     $227,969       $172,496         $25,000       $15,405
Canada/ Latin America                               89,147         94,895          12,095        12,748
                                                  --------       --------         -------       -------
    Total Americas                                 317,116        267,391          37,095        28,153
Europe, Middle East & Africa                       289,824        277,603           6,518         4,662
Asia Pacific                                       127,711        127,302           5,320          (654)
                                                  --------        -------         -------       -------
   Subtotal                                        734,651        672,296          48,933        32,161
Year 2000 Costs                                          -              -          (7,366)       (6,037)
                                                  --------       --------         -------       -------

   Total                                          $734,651       $672,296         $41,567       $26,124
                                                  ========       ========         =======       =======

The following discusses results on a geographic basis:

Total Americas revenue increased 18.6% to $317,116 from $267,391. Excluding the negative impact of currency translation of $12,673, which was primarily due to currency devaluation in Brazil, revenue grew 23.3%, reflecting solid growth in the U.S. and the addition of ACNielsen BASES. Operating income was $37,095, an $8,942 or 31.8% improvement over the prior year. Excluding a $3,185 negative foreign currency translation impact, due to the devaluation of currencies in Latin America, operating income increased 43.1%.

In the United States, revenue grew 32.2% to $227,969, reflecting an increase in retail measurement, as account-level sales increased 20%. Consumer Panel revenue rose 14.4% on higher sales of syndicated products. Excluding ACNielsen BASES, U.S. revenue grew 10.6%. Operating income was $25,000, an increase of $9,595, or 62.3% over the prior year. The gain reflected strong revenue growth in retail measurement and consumer panels. Excluding ACNielsen BASES, operating income increased 54.3%.

Revenue in EMEA increased 4.4% to $289,824, from $277,603 in the first six months of 1998, due to higher revenue in most European markets, especially the United Kingdom, France and the Netherlands; and overall growth in consumer panels, media measurement and modeling and analytics. Excluding the positive impact of foreign currency translation, revenue grew 4.3%. Operating income grew 39.8% to $6,518 in 1999 from $4,662 in 1998. The increase was due to revenue growth throughout the region and continued operating improvements. Local currency operating income increased 48.9% for the six month period.

Asia Pacific's revenue increased slightly to $127,711 from $127,302, helped by firming currencies and growth in Korea and the Philippines. Local currency revenue, however, was down slightly from the prior year, as lower revenue in customized research offset growth in retail measurement services. The region produced an operating profit of $5,320, an improvement of $5,974 versus the prior year. The results reflect improved quality and efficiency at ACNielsen Japan, region-wide productivity gains, and a more profitable revenue mix.

Liquidity and Capital Resources
Six Months Ended June 30, 1999 and 1998

Net cash provided by operating activities for the six months-ended June 30,1999 totaled $22,764, compared with $20,514 for the comparable period in 1998. The increase primarily is the result of increased cash income ($8,784) and lower payments related to special charges ($13,569) partially offset by a change in other working capital items, including increased tax payments ($6,152).

Net cash used in investing activities decreased to $66,370 for the six months ended June 30, 1999, compared with $108,704 for the comparable period in 1998. The decrease in cash usage was due to a decrease in payments made for the acquisition of businesses ($56,903), offset by higher capital expenditures, reflecting the expansion of consumer panel and television audience measurement
(TAM) services ($9,612), and higher additions to computer software ($5,200).

Net cash provided by financing activities for the six months ended June 30, 1999 totaled $29,924, compared with $6,173 for the comparable period in 1998. The increase in cash provided of $23,751, primarily reflected the increase in short-term borrowings ($5,314) and a decrease in the amount of treasury stock purchases ($15,406).

During the first quarter of 1998, the Company became a partner in a joint venture that provides media measurement services in Latin America. The joint venture, IBOPE Media Information, offers TAM, radio audience measurement (RAM), and advertising expenditure measurement services (AEM) in various Latin American markets. Under the terms of the agreement, the Company received an 11% equity interest in the joint venture and a $12,772 interest bearing note in exchange for the Company's Latin America TAM, RAM and AEM business assets and the assumption of certain transition liabilities in a non-cash transaction.

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

The inventory phase comprises the development of a complete list of all components of the Company's Technology Systems that are used in the collection, processing and delivery of ACNielsen products and services or that are used in the administration of its general business activities. The inventory phase is complete.

The assessment phase comprises the evaluation of each item on the inventory to determine if it is affected by the Year 2000 problem and, if it is, to determine the most appropriate remediation approach. There are generally four alternative approaches: (i) renovation; (ii) retirement; (iii) re-engineering; or (iv) replacement. The assessment phase is also complete and, based on the results of the assessment, the Company determined that it would be required to renovate, retire, re-engineer or replace significant portions of its Technology Systems to make them Year 2000 compliant.

The analysis and planning phase comprises the development of detailed plans and timetables to accomplish the required remediation actions identified during the assessment phase and the assignment of the internal or external resources required to achieve compliance within the planned timeframes. This phase, which includes the prioritization of systems for remediation activities, is complete.

The  remediation   phase  comprises  the  actual   renovation,   re-engineering,
retirement or replacement of affected systems. All major Technology Systems have been remediated and the phase is substantially complete.

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

The implementation phase, which follows testing, comprises the actual implementation into the production environment of the compliant Technology Systems. For products and services provided by the Company to clients, this phase includes the implementation of the compliant versions of hardware, software, and communications services into production in the client environments. The Company is currently devoting substantial time and effort to the execution of this phase. A majority of the work required by this phase has been completed. Plans for each country and business segment have been developed to allow for adequate time to achieve implementation prior to the end of 1999.

The communication phase comprises the implementation, coordination and management of a communications process to communicate with clients and other third parties whose Year 2000 state of readiness could significantly affect the Company. Several levels and types of communications are involved, including communications with clients, vendors and other service providers. Communications with clients include communications regarding (i) the implementation of Year 2000 compliant versions of ACNielsen software used by the client, (ii) the state of readiness of systems used by the client to receive or analyze ACNielsen data, and (iii) the state of readiness of ACNielsen Technology Systems that are used to compile and deliver data to the client. Vendor communications include communications with (i) data suppliers to assess the Year 2000 status of the systems they use to compile and deliver data to the Company, (ii) data processors to assess the Year 2000 status of their processing and delivery systems, and (iii) providers of third party Technology Systems to establish plans and timetables for the delivery of Year 2000 compliant versions of those Technology Systems. Communications with other service providers include communications with utilities, providers of facilities and environmental systems, banks and other material service providers to assess their Year 2000 readiness insofar as it may affect the services they provide to the Company. The Company has been in contact with substantially all of its material (i) clients,
(ii) data suppliers, (iii) data processors, and (iv) third party technology vendors. The communications phase with respect to all other third parties is well underway and is expected to continue to the Year 2000. As many third parties either do not respond to requests for information or provide incomplete information, the Company does not have sufficient information at the current time to determine whether all of the third parties whose Year 2000 readiness could significantly affect the Company will achieve Year 2000 compliance on a timely basis. The Company will continue its communication efforts with such parties but there can be no assurance that the Company will be able to obtain the information needed to make such a determination or that all such third parties will achieve timely compliance.

The final phase is the development of contingency and business continuation plans for each organization and company location. Contingency plans have been developed for all countries in which the Company has operations. These plans are currently being tested and the Company expects that testing will continue until the Year 2000. Although the aim of the Company's contingency plans is to ensure the continuity of critical business functions before and after December 31, 1999, there can be no assurance that contingency plans can be developed and/or successfully implemented to deal with all material risks.

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

Costs

Incremental Year 2000 compliance costs, primarily for maintenance and system modifications, are presently estimated to be between $10,000 and $12,000 for 1999. Costs to acquire new software and computer systems in advance of their normal replacement schedules are estimated to total between $10,000 and $15,000 over 1998 and 1999. The Company does not separately track internal costs that are not related to incremental Year 2000 activities. Such costs are principally for payroll.

The following table sets forth expenditures by category for the periods indicated:

                                              Year Ended              Six Months Ended            Total Through
                                          December 31, 1998             June 30, 1999             June 30,1999
                                          -----------------             -------------             ------------
Incremental Y2K Expense                        $15,911                     $7,366                    $23,277
Capital expenditures for
  software and systems                          $5,407                     $4,462                     $9,869


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. The Company conducts its business in a wide variety of currencies. Foreign exchange forward contracts are designated for established and committed transactions that are expected to occur in less than one year. Gains or losses on such contracts were not material to the consolidated financial statements for the quarters ended June 30, 1999 and 1998. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

The following table presents the notional amounts, fair values and average exchange rates of the foreign exchange forward contracts outstanding at June 30, 1999 (in thousands of U.S. dollars, except average foreign exchange rates):

                                               Notional         Fair         Average Foreign
                                               Amounts          Value         Exchange Rates
                                             -----------     ----------     -----------------
           Euro                                 $15,693         $1,382            0.8703
           Australian dollars                     1,041            (27)           1.5791
           Canadian dollars                         792            (35)           1.5253
           Swiss francs                             581             57            1.3612
           Japanese yen                             495             21          114.7064
           Danish krone                             459             45            6.3902
           Other                                  4,895            (92)
           ------------------------------    ------------    ----------
           Total                                $23,956         $1,351
           ------------------------------    ------------    ----------

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of ACNielsen Corporation was held on April 14, 1999. The following nominees for director named in the proxy statement dated March 12, 1999 were elected at the meeting by the votes indicated.

                                     For                       Withheld
                                  ----------                  ----------
     Michael P. Connors           53,216,302                     77,371
     Karen L. Hendricks           53,224,238                     69,435
     Robert Holland, Jr.          53,222,732                     71,008
     Robert N. Thurston           53,209,439                     84,234

The votes in favor of the election of the nominees represent at least 99.8% of the shares voted for each of the nominees.

The ratification of the selection of Arthur Andersen LLP as independent public accountants to audit the Company's consolidated financial statements for 1999 was approved by the following vote:

                                     For             Against          Abstain
                                  ----------        ---------        ---------
     Number of shares             53,218,988          44,794          29,891

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ACNIELSEN CORPORATION
                                                (Registrant)

Date:  August 11, 1999                      /s/ Robert J. Chrenc
                                     ------------------------------------
                                              Robert J. Chrenc
                                          Executive Vice President
                                         and Chief Financial Officer



Date:  August 11, 1999                     /s/ Michael S. Geltzeiler
                                     ------------------------------------
                                             Michael S. Geltzeiler
                                     Senior Vice President and Controller