Form 10-Q
period 1999-09-30
ACNIELSEN CORP
filed 1999-11-12
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                                -------------------         -------------------

                        Commission file number 001-12277


                             ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                         06-1454128
    -------------------------      ------------------------------------
     (State of Incorporation)      (I.R.S. Employer Identification No.)

   177 Broad Street, Stamford, CT                             06901
-----------------------------------------------    ----------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (203) 961-3000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Shares Outstanding
            Title of Class                          at October 29, 1999
    -------------------------------              ------------------------
             Common Stock,
        par value $.01 per share                        57,912,463

                             ACNIELSEN CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended September 30, 1999 and 1998                   3

Condensed Consolidated Statements of Income (Unaudited)
      Nine Months Ended September 30, 1999 and 1998                    4

Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1999 and 1998                    5

Condensed Consolidated Balance Sheets
      September 30, 1999 (Unaudited) and December 31, 1998             6

Notes to Condensed Consolidated Financial Statements (Unaudited)       7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       12

Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                               21


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                            22

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------

                                                                                1999                    1998
                                                                       -----------------------     ----------------
Operating Revenue                                                              $381,911                  $364,665

Operating Costs                                                                 188,796                   177,191
Selling and Administrative Expenses                                             133,552                   132,329
Depreciation and Amortization                                                    20,028                    22,102
Year 2000 Expenses                                                                2,590                     4,219
                                                                       ------------------          ----------------

Operating Income                                                                 36,945                    28,824


Interest Income                                                                   1,694                     2,322
Interest Expense                                                                   (900)                     (572)
Other - Net                                                                       1,292                       (50)
                                                                       ------------------             ----------------
Other Income - Net                                                                2,086                     1,700

Income Before Income Tax Provision                                               39,031                    30,524


Income Tax Provision                                                             15,612                    12,821
                                                                       ------------------          ----------------

Net Income                                                                      $23,419                   $17,703
                                                                       ==================          ================

Basic Earnings Per Share                                                          $0.40                     $0.31
                                                                       ==================          ================
                                                                       ==================          ================

Diluted Earnings Per Share                                                        $0.39                     $0.30
                                                                       ==================          ================
                                                                       ==================          ================

Weighted Average Number of Shares Outstanding
                Basic                                                            57,952                    57,111
                Diluted                                                          60,128                    59,013

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------

                                                                                1999                    1998
                                                                       -----------------------     ----------------
Operating Revenue                                                            $1,116,562                $1,036,961

Operating Costs                                                                 557,558                   511,509
Selling and Administrative Expenses                                             408,335                   395,776
Depreciation and Amortization                                                    62,201                    64,472
Year 2000 Expenses                                                                9,956                    10,256
                                                                       ------------------          ----------------

Operating Income                                                                 78,512                    54,948


Interest Income                                                                   5,343                     7,745
Interest Expense                                                                 (2,583)                   (1,173)
Other - Net                                                                       2,540                      (156)
                                                                       ------------------          ----------------
Other Income - Net                                                                5,300                     6,416

Income Before Income Tax Provision and Cumulative Effect
  of Change in Accounting Principle                                              83,812                    61,364

Income Tax Provision                                                             33,525                    25,774
                                                                       ------------------          ----------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                      50,287                    35,590

Cumulative Effect to January 1, 1999, of Change in Accounting
  For Costs of Start-Up Activities, Net of Income Tax Benefits
  of $10,330                                                                    (20,173)                        -
                                                                       ------------------          ----------------

Net Income                                                                      $30,114                   $35,590
                                                                       ==================          ================

Basic Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.87                     $0.62
  Cumulative Effect of Change in Accounting                                       (0.35)                        -
                                                                       ------------------          ----------------
Net Income                                                                        $0.52                     $0.62
                                                                       ==================          ================
Diluted Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.84                     $0.60
  Cumulative Effect of Change in Accounting                                       (0.34)                        -
                                                                       ------------------          ----------------
Net Income                                                                        $0.50                     $0.60
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,773                    57,249
                Diluted                                                          60,203                    59,436

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)
                                                                                       Nine months ended September 30,
                                                                                  ------------------------------------------
                                                                                        1999                    1998
                                                                                  ------------------      ------------------

----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                               $  30,114              $   35,590

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
    Cumulative Effect of Change in Accounting Principle:
       Costs of Start-Up Activities, Net                                                    20,173                       -
    Depreciation and Amortization                                                           62,201                  64,472
    Deferred Income Taxes                                                                    1,609                    (378)
    Payments Related to Special Charges                                                     (2,898)                (20,937)
    Postemployment Benefit Expense                                                           1,275                   1,971
    Postemployment Benefit Payments                                                         (6,052)                (10,410)
    Net Decrease (Increase) in Accounts Receivable                                           1,933                  (3,702)
    Net Change in Other Working Capital Items                                              (33,244)                (10,102)
    Other                                                                                    3,004                  (2,744)
----------------------------------------------------------------------------      ------------------      ------------------
Net Cash Provided by Operating Activities                                                   78,115                  53,760
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                                       (42,143)                (32,453)
Additions to Computer Software                                                             (27,163)                (16,834)
Payments for Acquisition of Businesses and Other Investments                               (24,540)                (94,468)
Other                                                                                       (4,979)                (13,084)
----------------------------------------------------------------------------      ------------------      ------------------
Net Cash Used in Investing Activities                                                      (98,825)               (156,839)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase in Short-Term Borrowings                                                           22,447                   8,541
Treasury Stock Purchases                                                                   (10,109)                (23,498)
Proceeds from the Sale of Common Stock under Option Plans                                   12,293                   7,729
Other                                                                                          909                   1,190
----------------------------------------------------------------------------      ------------------      ------------------
Net Cash Provided by (Used in) Financing Activities                                         25,540                  (6,038)
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                           (4,619)                 (9,148)
----------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                               211                (118,265)
Cash and Cash Equivalents, Beginning of Period                                             100,533                 205,726
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                $  100,744               $  87,461
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest                                                $    1,815               $   1,069
Cash Paid During the Period for Income Taxes                                            $   27,837               $  24,478
Noncash Investing and Financing Activities:
Acquisition of Investment and Note Receivable in exchange for
    Business Assets and Liabilities                                                              -               $  19,400

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets

(Amounts in thousands)

                                                                                September 30,          December 31,
                                                                                    1999                   1998
                                                                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                              $100,744              $100,533
Accounts Receivable - Net                                                               271,525               279,708
Other Current Assets                                                                     61,748                56,527
                                                                             --------------------    ------------------
                    Total Current Assets                                                434,017               436,768
Notes Receivable and Other Investments                                                   36,082                28,230
Property, Plant and Equipment-Net                                                       156,286               157,664
Other Assets-Net
Prepaid Pension                                                                          65,252                62,152
Computer Software                                                                        55,719                42,588
Intangibles and Other Assets                                                             33,826                69,889
Goodwill                                                                                329,187               328,326
                                                                              --------------------    ------------------
                    Total Other Assets-Net                                              483,984               502,955
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $1,110,369            $1,125,617
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                                                                        $70,706               $90,931
Short-Term Debt                                                                          79,389                49,032
Accrued and Other Current Liabilities                                                   274,557               304,596
Accrued Income Taxes                                                                     45,143                48,901
                                                                             --------------------    ------------------
                    Total Current Liabilities                                           469,795               493,460
Postretirement and Postemployment Benefits                                               49,304                44,388
Deferred Income Taxes                                                                    55,751                55,486
Other Liabilities                                                                        29,035                44,235
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       603,885               637,569
-----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                                598                   589
Additional Paid-in Capital                                                              511,025               492,365
Retained Earnings                                                                       130,943               100,829
Treasury Stock                                                                          (43,590)              (33,481)
Accumulated Other Comprehensive Income (Loss):
     Cumulative Translation Adjustment                                                  (93,208)              (72,254)
     Unrealized Gains on Investments, Net                                                    35                     -
     Fair Market Value of Forward Exchange Contracts                                        681                     -
                                                                             --------------------    ------------------
Total Shareholders' Equity                                                              506,484               488,048
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $1,110,369            $1,125,617
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

The Company also adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At December 31, 1998, the unrealized loss on foreign exchange forward contracts was not material. At September 30, 1999, the Company had $12,395 of foreign currency forward contracts outstanding, which mature on various dates over the next three months. The net unrealized gain on the contracts that qualify for hedge accounting was credited to other comprehensive income and totaled $681.

Adoption of the new accounting policies described above is not expected to have a material impact on the Company's future results of operations.

Note 3 - Acquisitions

On June 30, 1999, the Company acquired the remaining 55% interest it did not already own in Market Decisions, a business that provides controlled market and in-store testing of new and established consumer products in the United States. The purchase price was comprised of an initial cash payment of $3,943 and a deferred payment due in the year 2000, which will not be less than $3,625 or more than $6,375, depending on the achievement of certain operating goals. The excess of the guaranteed purchase price and the Company's prior equity investment in Market Decisions, over the fair value of the identifiable net assets at the date of acquisition amounted to $10,703, has been recorded as goodwill, and will be amortized over forty years.

On June 30, 1998, the Company acquired BBI Marketing Services, Inc. ("ACNielsen BASES"). The final purchase price was $70,448 (exclusive of payments contingent on achieving future operating goals), including direct acquisition and integration costs totaling $6,575. Additionally, in the third quarter of 1999, the Company made a contingent payment totaling $792. The direct acquisition and integration costs consist of $830 for severance, $2,380 for licensee termination fees, and $3,365 for other costs, primarily investment banking, legal and accounting fees. These costs are incremental and the integration costs are a direct result of the formal plan to exit certain activities as part of the overall integration effort. The excess of the purchase price over the fair value of identifiable net assets (goodwill) totals $63,332 and is being amortized over forty years. As of September 30, 1999, the balance of accrued acquisition and integration costs totaled $4,684 and related primarily to licensee termination fees and severance. These amounts are scheduled per contractual terms to be disbursed in 1999 and 2000.

Note 4 - ACNielsen eRatings.com and Related Investment

On September 22, 1999, the Company announced the formation of a venture to launch a global service for tracking audiences, advertising and user activity on the Internet. The Company has an 80.1% ownership interest in the venture, with NetRatings, Inc. owning the remainder. The venture, known as ACNielsen eRatings.com, is expected to operate in all major geographic regions worldwide other than the United States and Canada and it plans to roll out the service initially in five countries by the end of the first quarter of 2000. ACNielsen plans to spend approximately $50 million over the next two years to roll out the service.

In addition, the Company purchased 3,992,455 shares of preferred stock of NetRatings, Inc. for $12.5 million. This investment is classified as "other investments" in the consolidated balance sheet.

Note 5 - Special Charges

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


Category                                   Dec. 31, 1998              Cash Payments            September 30, 1999
--------                                   -------------              -------------            ------------------

Rationalize Product Lines                      $   413                      (413)                     $     0
Workforce Reductions                             3,103                      (679)                       2,424
Facilities/Real Estate                             248                      (248)                           0
                                               -------                    -------                      ------
  Total                                        $ 3,764                    (1,340)                     $ 2,424
                                               =======                    =======                     =======

In addition, the Company paid $1,558 during the nine months ended September 30, 1999 primarily related to a long-term lease obligation, which was accrued as part of a special charge recorded in 1995.

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the respective periods:

Three months ended September 30                                                           1999           1998
-------------------------------------------------------------------------------- -------------- --------------

Weighted-average number of shares outstanding for basic EPS                             57,952         57,111
Dilutive effect of shares issuable as of period-end under stock option plans             2,176          1,902
                                                                                        ------         ------
Weighted-average number of shares and share equivalents for diluted EPS                 60,128         59,013
                                                                                       =======       ========

Net Income                                                                            $ 23,419       $ 17,703
                                                                                       =======       ========

Basic Earnings Per Share                                                                $ 0.40         $ 0.31
                                                                                        ======         ======

Diluted Earnings Per Share                                                              $ 0.39         $ 0.30
                                                                                        ======         ======

Nine months ended September 30                                                            1999           1998
-------------------------------------------------------------------------------- -------------- --------------

Weighted-average number of shares outstanding for basic EPS                             57,773         57,249
Dilutive effect of shares issuable as of period-end under stock option plans             2,430          2,187
                                                                                        ------         ------
Weighted-average number of shares and share equivalents for diluted EPS                 60,203         59,436
                                                                                       =======       ========

Income Before Cumulative Effect of Change in Accounting Principle                      $50,287       $ 35,590
Cumulative Effect to January 1, 1999, of Change in Accounting For Costs of
   Start-Up Activities, Net of Income Tax Benefits of $10,330                          (20,173)             -
                                                                                       --------      --------

Net Income                                                                            $ 30,114       $ 35,590
                                                                                      ========       ========

Basic Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.87         $ 0.62
   Cumulative Effect of Change in Accounting                                             (0.35)             -
                                                                                        -------        ------

Net Income                                                                              $ 0.52         $ 0.62
                                                                                        ======         ======

Diluted Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.84         $ 0.60
   Cumulative Effect of Change in Accounting                                             (0.34)             -
                                                                                        -------        ------

Net Income                                                                              $ 0.50         $ 0.60
                                                                                        ======         ======

Note 7 - Other Comprehensive Income

The following table sets forth the Company's comprehensive income, reported net of tax, for the respective periods:

Three months ended September 30                                                       1999             1998
---------------------------------------------------------------------           ------------      ------------
Net Income                                                                         $ 23,419         $ 17,703

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                          (6,254)         (12,240)
   Unrealized Gains on Investments, Net                                                  35                -
   Fair Market Value of Forward Exchange Contracts                                     (671)               -
                                                                                    --------         --------

Comprehensive Income                                                               $ 16,529          $ 5,463
                                                                                   =========         ========

Nine months ended September 30                                                        1999             1998
---------------------------------------------------------------------           ------------      ------------
Net Income                                                                         $ 30,114         $ 35,590

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                         (20,954)         (25,909)
   Unrealized Gains on Investments, Net                                                  35                -
   Fair Market Value of Forward Exchange Contracts                                      681                -
                                                                                    --------         --------

        Comprehensive Income                                                        $ 9,876          $ 9,681
                                                                                    ========         ========

Note 8 - Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 9 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During the first nine months of 1999, the Company repurchased 388,000 shares of its common stock for a total of $10,109.

Note 9- Litigation
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation ("Old D&B"), A.C. Nielsen Company which is a subsidiary of the Company ("ACNielsenCo"), and I.M.S. International, Inc. ("IMS"), formerly a subsidiary of Cognizant Corporation ("Cognizant") and a predecessor of IMS Health Incorporated (the "IRI Action").

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Quarter ended September 30, 1999 compared with quarter ended September 30, 1998

Diluted earnings per share rose 30%, to $0.39 compared with $.30 per share in the prior year. Net income increased 32.3% to $23,419 from $17,703 in 1998.

Revenue for the quarter ended September 30, 1999 was $381,911, an increase of 4.7% from the third quarter of 1998. Excluding a negative foreign currency translation impact of $7,478, revenue advanced 6.8%.

Year 2000 expense for the quarter ended September 30, 1999 was $2,590, compared with $4,219 in the third quarter of 1998.

Operating income increased 28.2%, or $8,121 to $36,945, including $2,590 in expenses for Year 2000 software modifications and a negative currency translation impact of $1,367. Strong revenue growth in the U.S. and sharply higher profits in Asia Pacific drove the substantial increase.

Other income-net was $2,086, compared with $1,700 in the third quarter of 1998, primarily reflecting increased gains from foreign exchange partly offset by higher interest expense on higher borrowings and lower interest income.

The Company's operating results by geographic region for the quarters ended September 30, 1999 and 1998 are set forth in the table below.


                                                     Operating Revenue                   Operating Income
                                               ------------------------------     ---------------------------
                                                     1999           1998                1999          1998

United States                                     $124,733       $109,160             $17,073       $12,478
Canada/ Latin America                               45,232         48,018               8,254         9,562
                                                    ------         ------              ------        ------
    Total Americas                                 169,965        157,178              25,327        22,040
Europe, Middle East & Africa                       142,264        143,919               7,429         7,425
Asia Pacific                                        69,682         63,568               6,779         3,578
                                                    ------         ------               -----         -----
   Subtotal                                        381,911        364,665              39,535        33,043
Year 2000 Costs                                          -              -              (2,590)       (4,219)
                                                  --------       --------             -------       -------

   Total                                          $381,911       $364,665             $36,945       $28,824
                                                  ========       ========             =======       =======

The following discusses results on a geographic basis:

Total Americas revenue increased 8.1% to $169,965 from $157,178. Excluding the negative impact of currency translation of $6,215, which was primarily due to weak currency translation in Latin America, revenue grew 12.1%, reflecting solid growth in the U.S. Operating income was $25,327, a $3,287 or 14.9% improvement over the prior year. Excluding a $1,827 negative foreign currency translation impact, due primarily to currency devaluation in Latin America, operating income increased 23.2%.

In the United States, revenue grew 14.3% to $124,733, driven by double-digit growth in account-level services, incremental revenue from new clients, and higher revenue from ACNielsen BASES, the company's simulated test-marketing business. The growth also reflects newly consolidated revenue from ACNielsen Market Decisions, in which ACNielsen increased its stake from 45% to 100% at the beginning of the third quarter. Excluding ACNielsen Market Decisions, U.S. revenue grew 9.4%. Operating income was $17,073, an increase of $4,595, or 36.8% over the prior year resulting from the higher revenue.

In Canada and Latin America, reported revenue of $45,232 was down 5.8% due to negative foreign currency translation impact of $6,217 primarily in Brazil and other markets. Revenues advanced 7.1% in local currency, driven by higher retail measurement sales in Brazil, Mexico, and Canada. Operating income decreased 13.7%, to $8,254, from $9,562 in 1998, as the currency devaluation in Latin America continued to reduce operating profits. Local currency operating income increased 5.4%. Reported revenue and operating income comparisons were also unfavorably impacted by the absence this year of a customized research project for the Mexican Government, included in last year's third-quarter results.

Revenue in the Europe, Middle East & Africa ("EMEA") region decreased 1.1% to $142,264, from $143,919 in 1998. Excluding the negative impact of foreign currency translation, revenue grew 3.3%, led by solid performances in the United Kingdom, the Nordic countries and the Emerging Markets, along with higher revenue in consumer panel and account-level services. EMEA's operating income remained essentially even with the prior year, as the weak euro had a negative impact on results. Local-currency operating income increased 6.5% for the quarter despite investment spending in new retail measurement and consumer panel services. Overall results were also negatively impacted by revenue and income shortfalls in Germany, which experienced a delay in rolling out a new retail measurement service that offers more complete market coverage.

Asia Pacific's revenue increased 9.6% to $69,682 from $63,568 and 1.4% in local currency. Local-currency revenue growth was reported in Southeast Asia, Korea and Australia, while across the region, revenue was higher in retail measurement and consumer panel services. Operating income reached $6,779, compared with $3,578 reported last year, as the region continued to benefit from improved efficiency, enhanced client service and stronger local currencies. For the quarter, foreign currency translation had an $859 positive impact on operating income. Excluding this impact, operating income increased 65.4%.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

The Company reported net income of $30,114 or $0.50 per diluted share, which included a $20,173 or $0.34 charge, reflecting the cumulative effect of a change in accounting for costs of start-up activities (see Note 2).

Income before the cumulative effect of a change in accounting was $50,287 or $0.84 per diluted share, a $14,697 or $0.24 per share improvement over the first nine months of 1998. In the first nine months of 1999, income included an after-tax negative currency translation impact of $2,892, or $0.05 per diluted share.

Revenue for the nine months ended September 30, 1999 was $1,116,562, an increase of 7.7% from the first nine months of 1998, reflecting continued strong growth in the United States and the addition of ACNielsen BASES, which was acquired at the end of last year's second quarter. Driven by solid growth in the Americas and incremental revenue from ACNielsen BASES, revenue advanced 9.4% in local currency.

Year 2000 expense for the nine months ended September 30, 1999 was $9,956, compared with $10,256 in the first nine months of 1998.

Operating income was $78,512, an increase of $23,564 over 1998, despite a negative currency translation impact of $4,820. Strong revenue growth, coupled with improved operating efficiency across all three of the Company's regions, drove the substantial increase.

Other income-net was $5,300, compared with $6,416 in the first nine months of 1998, primarily reflecting higher interest expense on higher borrowings and lower interest income, partially offset by increased gains from foreign exchange.

The Company's operating results by geographic region for the nine months ended September 30, 1999 and 1998 are set forth in the table below.

                                                        Operating Revenue               Operating Income
                                                -------------------------------- -----------------------------
                                                     1999             1998           1999           1998

United States                                     $352,702         $281,656        $42,073        $27,883
Canada/ Latin America                              134,379          142,913         20,349         22,310
                                                   -------          -------         ------         ------
    Total Americas                                 487,081          424,569         62,422         50,193
Europe, Middle East & Africa                       432,088          421,522         13,947         12,087
Asia Pacific                                       197,393          190,870         12,099          2,924
                                                   -------          -------         ------          -----
   Subtotal                                      1,116,562        1,036,961         88,468         65,204
Year 2000 Costs                                          -                -         (9,956)       (10,256)
                                                 ---------        ---------        -------        -------

   Total                                        $1,116,562       $1,036,961        $78,512        $54,948
                                                ==========       ==========        =======        =======

The following discusses results on a geographic basis:

Total Americas revenue increased 14.7% to $487,081 from $424,569. Excluding the negative impact of currency translation of $18,888, which was primarily due to currency devaluation in Latin America, revenue grew 19.2%, reflecting solid growth in the U.S. and the addition of ACNielsen BASES and ACNielsen Market Decisions. Operating income was $62,422, a $12,229 or 24.4% improvement over the prior year. Excluding a $5,012 negative foreign currency translation impact, due primarily to the devaluation of currencies in Latin America, operating income increased 34.4%.

In the United States, revenue grew 25.2% to $352,702, reflecting an increase in retail measurement, as account-level sales increased 21%. Consumer Panel revenue rose 11% on higher sales of syndicated products. Excluding ACNielsen BASES and ACNielsen Market Decisions, U.S. revenue grew 9.8%. Operating income was $42,073, an increase of $14,190, or 50.8% over the prior year. The gain reflected strong revenue growth in retail measurement and consumer panels.

Revenue in EMEA increased 2.5% to $432,088, from $421,522 in the first nine months of 1998, due to higher revenue in most European markets, especially the United Kingdom, France and the Netherlands; and overall growth in consumer panels and media measurement. Excluding the negative impact of foreign currency translation, revenue grew 4.0%. Operating income grew 15.4% to $13,947 in 1999 from $12,087 in 1998. The increase was due to revenue growth throughout most of the region and continued operating improvements. Local currency operating income increased 22.8% for the nine month period.

Asia Pacific's revenue increased 3.4% to $197,393 from $190,870, helped by firming currencies and growth in Australia, Korea and the Philippines. Local currency revenue, however, was down slightly from the prior year, as lower revenue in customized research offset growth in retail measurement services and consumer panel. The region produced an operating profit of $12,099, an improvement of $9,175 versus the prior year. The results reflect improved quality and efficiency at ACNielsen Japan, region-wide productivity gains, and a more profitable revenue mix.

Liquidity and Capital Resources
Nine Months Ended September 30, 1999 and 1998

Net cash provided by operating activities was $78,115 for the nine months ended September 30, 1999, compared with $53,760 for the comparable period in 1998. The increase of $24,355 is primarily the result of increased cash income ($12,426) and lower payments related to special charges ($18,039), partially offset by a change in other working capital items including increased tax payments ($3,359).

Net cash used in investing activities decreased to $98,825 for the nine months ended September 30, 1999, compared with $156,839 for the comparable period in 1998. The decrease in cash usage was due to a decrease in payments made for the acquisition of businesses ($69,928), offset by higher capital expenditures, reflecting the expansion of consumer panel and television audience measurement
(TAM) services ($9,690), and higher additions to computer software ($10,329).

Net cash provided by financing activities for the nine months-ended September 30, 1999, totaled $25,540, compared with cash used in financing activities of $6,038 for the comparable period in 1998. The increase in cash provided of $31,578, primarily reflected the increase in short-term borrowings ($13,906) and a decrease in the amount of treasury stock purchases ($13,389).

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

ACNielsen eRatings.com

As discussed in Note 4, on September 22, 1999, the Company announced the formation of a venture to launch a global service for tracking audiences, advertising and user activity on the Internet. The Company has an 80.1% ownership interest in the venture, with NetRatings, Inc. owning the remainder. ACNielsen plans to spend approximately $50 million over the next two years to roll out the service.

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

The Company's State of Readiness

Over the last two years the Company has been implementing a Year 2000 readiness program with the goals of (i) having all of its Technology Systems functioning properly with respect to Year 2000 before January 1, 2000, and (ii) identifying and minimizing the other business risks created by the Year 2000 issue. Implementation of the Year 2000 readiness program is nearing completion and the Company believes that all of its material Technology Systems are Year 2000 compliant. It also believes that its Year 2000 readiness program should significantly reduce the adverse effects of the Year 2000 issue for the Company. However, given the general uncertainties inherent in the Year 2000 problem including, among other things, uncertainties as to the Year 2000 readiness of third party suppliers and clients, it is possible that the business and results of operations of the Company could be materially adversely affected by an inability of the Company to conduct its business in the ordinary course for a period of time after December 31, 1999.

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

The testing phase, which follows remediation, comprises the establishment of Year 2000 test environments to do systems and user testing of individual components, as well as complete end-to-end system testing, of the Company's Technology Systems. In addition, it includes testing of interfacing systems used by certain external suppliers and clients. Testing of individual components of the Company's Technology Systems is substantially complete. End-to-end system testing that involves the interface with third party systems used by external suppliers and clients is expected to continue to the Year 2000 and it may not be feasible to test all such systems prior to the Year 2000.

The implementation phase, which follows testing, comprises the actual implementation into the production environment of the compliant Technology Systems. For products and services provided by the Company to clients, this phase includes the implementation of the compliant versions of hardware, software, and communications services into production in the client environments. A substantial majority of the work required by this phase has been completed. Plans for each country and business segment are in place to allow for adequate time to achieve implementation prior to the end of 1999.

The communication phase comprises the implementation, coordination and management of a communications process to communicate with clients and other third parties whose Year 2000 state of readiness could significantly affect the Company. Several levels and types of communications are involved, including communications with clients, vendors and other service providers. Communications with clients include communications regarding (i) the implementation of Year 2000 compliant versions of ACNielsen software used by the client, (ii) the state of readiness of systems used by the client to receive or analyze ACNielsen data, and (iii) the state of readiness of ACNielsen Technology Systems that are used to compile and deliver data to the client. Vendor communications include communications with (i) data suppliers to assess the Year 2000 status of the systems they use to compile and deliver data to the Company, (ii) data processors to assess the Year 2000 status of their processing and delivery systems, and (iii) providers of third party Technology Systems to establish plans and timetables for the delivery of Year 2000 compliant versions of those Technology Systems. Communications with other service providers include communications with utilities, providers of facilities and environmental systems, banks and other material service providers to assess their Year 2000 readiness insofar as it may affect the services they provide to the Company. The Company has been in contact with all of its material (i) clients, (ii) data suppliers, (iii) data processors, and (iv) third party technology vendors and, based on the information provided by such parties, the Company currently believes that there should be no material disruptions in the services provided by them to the Company due to the non-Year 2000 compliance of their material technology systems. A substantial majority of the other third parties with whom the Company does business have also been contacted and communications efforts will continue to the Year 2000. However, as many third parties either do not respond to requests for information or provide incomplete information, the Company has been unable to determine with reasonable certainty whether all of the third parties whose Year 2000 readiness could significantly affect the Company have achieved or will achieve Year 2000 compliance on a timely basis and there can be no assurance that the Company will be able to obtain the information needed to make such a determination or that all such third parties will achieve timely compliance.

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

Once data has been collected, it is generally transmitted electronically to ACNielsen or third party data processors, then analyzed and processed and finally transmitted electronically to the client. Accordingly, other Year 2000 risks include possible disruptions in data processing and transmission capabilities. Also, certain clients use their own Technology Systems to analyze ACNielsen data. Revenue, therefore, could be affected in the event that clients are unable for some period of time to make normal use of the Company's products and services. Additional Year 2000 risks include disruptions in the Company's own internal operations, including financial and administrative systems, and in critical services and utilities on which the Company relies, such as electricity, telephone systems, and banking services. In this regard, as the governmental authorities of some countries have been slow to deal with the Year 2000 issue, there is a risk that certain country infrastructures, particularly those of less well developed countries, could fail leading to a generalized breakdown in the ability to do business in some countries.

The most reasonably likely worst case scenarios that the Company has identified include lost revenues and profits due to (i) non-receipt of, or temporary delays in receiving, scanning data from data suppliers, (ii) delays in deliveries to clients due to data supply, processing and/or transmission problems, (iii) non-compliance of clients' Technology Systems such that they are unable to make normal use of the Company's products and services, and (iv) the temporary inability to conduct business in certain countries due to a failure of critical services, utilities or the overall infrastructure in such countries. The Company does not currently anticipate that any such effects would be of a long-term nature.

Costs

Incremental Year 2000 compliance costs, primarily for maintenance and system modifications, are presently estimated to be approximately $12,000 for 1999. Costs to acquire new software and computer systems in advance of their normal replacement schedules are estimated to total between $12,000 and $15,000 over 1998 and 1999. The Company does not separately track internal costs that are not related to incremental Year 2000 activities. Such costs are principally for payroll.

The following table sets forth expenditures by category for the periods indicated:


                                    Year Ended               Nine Months Ended             Total Through
                                December 31, 1998           September 30, 1999           September 30,1999
                                -----------------           ------------------           -----------------
Incremental Y2K Expense             $15,911                     $9,956                      $25,867
Capital expenditures for
  software and systems               $5,407                     $6,102                      $11,509

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

Risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the availability of retail sources that are willing to sell data to the Company at prices acceptable to the Company; (ii) changes in general economic or competitive conditions which impact the Company's clients' demand for the Company's services; (iii) significant price and service competition; (iv) rapid technological developments in the collection, manipulation and delivery of information; (v) the Company's ability to complete the implementation of its Year 2000 and Euro plans on a timely basis; (vi) the likely incurrence of significant losses by ACNielsen
eRatings.com while its business is being developed, the difficulty of forecasting its future revenues and costs and uncertainties associated with the international development of an Internet ratings service; (vii) the impact of foreign currency fluctuations since so much of the Company's earnings are generated abroad; (viii) the degree of acceptance of new product introductions;
(ix) the uncertainties of litigation, including the IRI Action; as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company uses foreign exchange forward contracts to hedge significant known transactional exposures. The Company conducts its business in a wide variety of currencies. Foreign exchange forward contracts are designated for established and committed transactions that are expected to occur in less than one year. Gains or losses on such contracts were not material to the consolidated financial statements for the quarters ended September 30, 1999 and 1998. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

The following table presents the notional amounts, fair values and average exchange rates of the foreign exchange forward contracts outstanding at September 30, 1999 (in thousands of U.S. dollars, except average foreign exchange rates):

                                              Notional           Fair         Average Foreign
                                              Amounts            Value         Exchange Rates
           Euro                                  $8,309           $674           0.8643
           Australian dollars                       575             (8)          1.5792
           Canadian dollars                         421            (17)          1.5251
           Swiss francs                             314             31           1.3524
           Japanese yen                             248            (11)        113.9841
           Danish krone                             234             21           6.3794
           Other                                  2,294             (9)
           ----------------------------      ------------     ----------
           Total                                $12,395           $681
           ----------------------------      ------------     ----------


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.
          There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ACNIELSEN CORPORATION
                                                   (Registrant)

Date: November 12, 1999                 /s/ Robert J. Chrenc
                                        ----------------------
                                        Robert J. Chrenc
                                        Executive Vice President
                                         and Chief Financial Officer



Date: November 12, 1999                 /s/ Michael S. Geltzeiler
                                        ---------------------------
                                        Michael S. Geltzeiler
                                        Senior Vice President and Controller