Form 10-K
period 1999-12-31
ACNIELSEN CORP
filed 2000-03-27
CIK 1019878

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
(X)               Annual Report Pursuant to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                                             or
( )               Transition Report Pursuant to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934
                  For the Transition Period From            to
                                                 -----------  -----------------

                        Commission file number 001-12277

                              ACNielsen Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-1454128
    --------------------------             ------------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)

   177 Broad Street, Stamford, Connecticut                        06901
  ------------------------------------------                   ------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (203) 961-3000.

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ---------------------
Common Stock, par value $.01 per share             New York Stock Exchange
Preferred Share Purchase Rights                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
         As of January 31, 2000, 57,816,150 shares of Common Stock of ACNielsen Corporation were outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based upon its closing transaction price on the Composite Tape on January 31, 2000) was approximately $1,181 million.*

*Calculated by excluding all shares held by executive officers and directors of the registrant, without conceding that all such persons are affiliates of the registrant for purposes of the Federal securities laws.

                       Documents Incorporated by Reference
                      -------------------------------------
        Parts I and II: Portions of Registrant's Annual Report to Shareholders
                        for the 1999 Fiscal Year.

        Part III:       Portions of Registrant's Proxy Statement dated
                        March 10, 2000.

              The Index to Exhibits is located on Pages 17 to 19.

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

         ACNielsen Corporation, which has its headquarters in Stamford, Connecticut, was incorporated in the State of Delaware on April 30, 1996 as a wholly-owned subsidiary of D&B for the purpose of effecting the Distribution. ACNielsen Corporation operates principally through subsidiaries and the Company generally is comprised of the former D&B businesses that deliver market research, information and analysis to the worldwide consumer products and services industries, certain businesses acquired since the Distribution, including ACNielsen BASES and ACNielsen EDI, and new ventures formed since the Distribution, principally ACNielsen eRatings.com.

Description of Business

         ACNielsen is a global leader in delivering market research, information and analysis to the consumer products and services industries. ACNielsen services are offered in over 100 countries around the globe. ACNielsen provides its clients with market research, information and analysis for understanding and making critical decisions about their products and their markets. ACNielsen also conducts media and entertainment information businesses, including its television audience measurement business which operates outside the U.S. and Canada.

         ACNielsen operates outside the United States through a number of subsidiaries, affiliates and joint ventures. In 1999, nearly 69% of ACNielsen's revenues were generated outside the United States.

         ACNielsen operates across a wide spectrum of research services. These services generally fall into four categories: Retail Measurement Services, Customized Research Services, Media and Entertainment Services and Consumer Panel Services.

         ACNielsen also offers its clients, through a wide range of modeling and analytic services, custom-tailored insights into complex marketing and sales issues. Typical assignments range from marketing-mix modeling to category management analysis, including topics as diverse as pricing strategy, consumer driven market structure, variety management, outlet switching and promotion tactics.

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

         ACNielsen operates in one industry segment, Market Research, Information and Analysis Services. The approximate revenues attributable to each category of service provided by ACNielsen were as follows for the periods shown (in millions of dollars):

                                             Year ended December 31,
                                      -------------------------------------
                                          1999          1998          1997
                                          ----          ----          ----
Retail Measurement                     $ 1,034         $ 999         $ 987
Customized Research                        263           213           191
Media and Entertainment *                  114           110           120
Consumer Panel                             114           103            94
                                     ----------     ---------     ---------
           Total                        $1,525        $1,425        $1,392
                                     ==========     =========     =========

* Reported revenue for Media and Entertainment declined in 1998, as a result of the transfer of the Latin American media business to a joint venture (see page
4).

         The number of full-time equivalent employees of the Company at December 31, 1999 was approximately 21,000. Of this number, approximately 3,248 full-time equivalent employees are located in the United States, and none of these are represented by labor unions. ACNielsen's non-U.S. employees are subject to numerous labor council or similar relationships which vary due to the diverse cultures in which ACNielsen operates. Management believes that labor relations generally are satisfactory and have been maintained in a normal and customary manner.

         On February 18, 2000, the Company announced Operation Leading Edge, a plan to accelerate the Company's growth beyond 2000 through a series of business-building initiatives designed to accelerate both revenue and profit growth by enhancing products and services, addressing changing client needs, improving efficiency and reducing the Company's cost structure. Additional information regarding Operation Leading Edge is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference into this Form 10-K in response to Part II, Item 7.

Retail Measurement Services

         Through its Retail Measurement Services the Company delivers data to clients on product movement and related causal information (i.e., coupons, in-store promotions and other information or conditions affecting sales) on six continents. Introduced in 1933, ACNielsen's original Food and Drug Indexes soon became the industry measurement tool for understanding the dynamics of product sales. Over the years, technology has dramatically improved ACNielsen's ability to collect and analyze information from retailers and consumers. The availability of scanning technology in retail outlets in many countries around the world has broadened both the scope and capabilities of ACNielsen's original retail indexes.

         ACNielsen's Retail Measurement Services are available in over 80 countries. Retail Measurement Services include scanning and retail audit services, account level reports, decision support, merchandising and category management services and marketing and sales applications, along with modeling and analytic services.

Scanning

         Using the bar codes printed on products and scanners installed in retail outlets, ACNielsen gathers information from stores in the United States and Canada and certain countries in Europe, Latin America and Asia Pacific. ACNielsen's clients can monitor performance trends and evaluate price and promotion effectiveness by tracking and forecasting non-promoted as well as promotional product movement.

         ACNielsen offers a number of additional services to enhance each customer's understanding of its markets. Among these are services reporting data by customer-defined markets, services aggregating consumer data in multiple channels, and services disaggregating data to satisfy particular needs of clients.

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

Levels of Information

         ACNielsen provides information and insight to clients from a macro to a micro level. Whether on a country, market or individual retailer level, ACNielsen generally measures the competitive environment in which manufacturers and retailers conduct business. In some countries ACNielsen also provides store census data which allow retailers and manufacturers to understand consumer behavior within a group of stores as well as within a retail trading area.

         ACNielsen's account-specific information provides sales and marketing managers with a comprehensive array of retailer-specific sales and merchandising information, producing reports of product and category performance that encompass an organization's own brands as well as competing brands.

         On a global basis, ACNielsen sells and provides to its multi-national clients international reports within and across country boundaries. Products include an International Database (periodic reports of a multi-country retail database) and an International Market Report (a one-time report on a market and its competitive environment).

Decision Support

         ACNielsen uses its rich data sources to extract business insights that are used by clients to create competitive advantage. ACNielsen's decision support software offers a robust environment for data access, manipulation, analysis and final presentation through fast access to ACNielsen as well as clients' internal data. This decision support software can also uncover "exceptional" information through sophisticated analytical modeling capabilities. ACNielsen information can be delivered on-line and via other electronic media (CD-ROM, diskette), as well as through the Internet and printed reports.

         ACNielsen INF*ACT Workstation software is ACNielsen's flagship software offering. The Workstation is an open, Windows-based, analytical and applications development tool set used worldwide by ACNielsen clients. ACNielsen's SalesNet provides fast, easy access to pre-run analyses delivered via the Internet. ACNielsen also offers a robust, proprietary and ad-hoc reporting tool called Workstation Plus which allows users to access, query and build advanced reports for INF*ACT and/or relational databases.

         ACNielsen also offers a series of Windows-based intelligent business applications that enhance ACNielsen INF*ACT Workstation functionality, giving clients the ability to plan, analyze and execute successful marketing and sales programs. These applications include Opportunity Explorer, Business Review, Spotlight, NITE, and others.

         In addition, ACNielsen offers sophisticated category management tools such as Business Manager, SPACEMAN and PRICEMAN.

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

         In June  1998,  the  Company  acquired  BBI  Marketing  Services,  Inc.
("ACNielsen BASES"). ACNielsen BASES, the global leader in simulated test marketing, provides fast moving consumer goods marketers with sales estimates and diagnostic analysis for their new business initiatives. In addition, ACNielsen VANTIS, a business unit of ACNielsen BASES, focuses on researching new business initiatives for marketers outside fast moving consumer goods categories. The addition of ACNielsen BASES enhanced the Company's portfolio of advanced modeling and analytical services.

         In 1998, the Company launched Winning Brands, a proprietary research product that helps clients manage and leverage their brand equity. Winning Brands follows the successful 1997 introduction of Customer eQ, a product that measures customer satisfaction and loyalty.

         In addition to services at the country level and ACNielsen BASES services, ACNielsen offers multi-country customized studies at both the regional and global levels and has specialist offices in Hong Kong, London, New York, Tokyo, Toronto and Singapore to carry out customized research in Asia Pacific, Western Europe, North and South America, the Middle East and Africa.

Media and Entertainment Services

Media

         The information produced by ACNielsen Media International includes audience estimates for television, radio and print, plus advertising expenditure measurement and customized media research. Television and radio ratings and readership data are used by program producers, broadcasters, publishers, media planners, airtime buyers and others, on behalf of manufacturers/advertisers and media owners, to determine the best, most cost-efficient way of reaching clients.

         ACNielsen Media International's television audience measurement services, which operate outside the United States and Canada, generally use representative panels of households, each with a meter attached to each television in the household. The meters register viewership, which can be matched with broadcast information to identify viewing of specific programs. In a few countries written diaries are used instead of, or in addition to, meters, with viewers writing the channels, programs and the times watched. With both meter and diary panels, aggregate individual and household viewing is projected to represent national viewing habits.

         Outside of Latin America, ACNielsen's television audience measurement services are operational in 17 countries, primarily in the Asia Pacific region.

         In connection with the Distribution, ACNielsen entered into the TAM Master Agreement (the "TAM Master Agreement") with Cognizant relating to the conduct of the television audience measurement business (the "TAM Business"). See "TAM Master Agreement" below for further information on the TAM Master Agreement.

         ACNielsen Media International's advertising expenditure measurement services, which are marketed in 31 countries, provide to clients, primarily advertising agencies and manufacturers/advertisers, verification that individual commercials or commercial campaigns ran as contracted, report the costs of the manufacturers' own and competitors' advertisements and alert users to new and competitive ad campaigns.

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

         Media Monitoring Services Ltd. was acquired on November 30, 1999 and is a provider of advertising measurement services in the United Kingdom, Australia, and Asia.

Entertainment

         In late 1997, ACNielsen acquired Entertainment Data, Inc. ("ACNielsen EDI"), a provider of information for the motion picture industry. Based in Hollywood, California, ACNielsen EDI provides box-office information to studios and exhibitors in the motion picture industry. This information helps users decide where and for how long a movie will play, as well as the allocation of advertising and promotional dollars. ACNielsen EDI also provides creative and consumer research to the studios. ACNielsen EDI provides services in the U.S., Canada, U.K., Germany, Spain, France, Austria, Ireland, Mexico, Argentina and Australia.

Internet

         In September 1999, ACNielsen and NetRatings, Inc. ("NetRatings") entered into a venture to establish ACNielsen eRatings.com ("eRatings.com"). ACNielsen has an 80.1% ownership interest in the venture with NetRatings owning the remainder. eRatings.com is primarily engaged in providing Internet measurement services. The venture, either directly or through joint ventures, is expected to operate in all major geographic regions worldwide other than the United States and Canada and it plans to roll out the service initially in five countries by the end of the first quarter of 2000.

         ACNielsen's proprietary sampling methodology is used to form a representative panel. Once an individual or household agrees to become a panelist, software is installed on the panelist's PC. The software tracks individuals' Internet usage on a real time basis. Aggregate information and data are then made available on a weekly and monthly basis through a website.

         The software requires virtually no panelist intervention once installed and can be automatically upgraded. The software collects and delivers Internet usage data using NetRatings' proprietary collection software. This allows panelists to freely access the Internet without having to worry about data collection.

         Once the software is installed, it collects real-time data by tracking user activity including the sites visited, duration of visits and the duration and frequency of sessions. The technology is also able to track advertising activity including the actual ad banners viewed, advertisers, sites the ads ran on, and ads clicked on. The software tracks user profiles, including the age, gender, marital status, education, occupation, income and ethnicity of the panel member.

         eRatings.com's Internet Measurement Service will be marketed under the Nielsen//NetRatings brand and will provide clients with the ability to accurately track and analyze Internet audience behavior, in addition to in-depth research reports across a variety of Internet related subjects.

         eRatings.com has exclusive rights to market the Nielsen//NetRatings Internet Measurement Service in countries outside the United States, Canada and Japan. In France the Nielsen//NetRatings service will be offered via a company called Mediametrie eRatings.com, which is a venture among Mediametrie, the French audience measurement and survey company, NetRatings and eRatings.com. In March 2000, eRatings.com formed a joint venture with IBOPE Media Information called IBOPE eRatings.com that will launch the Nielsen//NetRatings service in Latin America. Also, in March 2000, eRatings.com acquired an ownership interest in the Japanese venture previously established by NetRatings to provide the Nielsen//NetRatings service in Japan.

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

         The ACNielsen Consumer Panel, called Homescan, consists of approximately 55,000 demographically balanced U.S. households that use hand-held scanners to record every bar-coded item purchased and, outside the United States, is comprised of more than 80,000 households in 19 countries.

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

         Consumer panel applications can be used by both manufacturers and retailers to understand demographics and purchasing habits of consumers. As with all information derived from the ACNielsen Consumer Panel, data capture activity is from all outlet types including grocery, drug, mass merchandiser and warehouse clubs. Clients can choose from a wide variety of applications or analyses, from syndicated to customized and basic to complex. ACNielsen offers a full suite of syndicated category management applications. These reports give manufacturers and retailers insights into cross outlet shopping, consumer loyalty and the value of consumer segments such as the value of core versus occasional shoppers.

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

         In June 1998, D&B changed its name to R.H. Donnelley Corporation and spun off a company now named The Dun & Bradstreet Corporation ("New D&B"), and Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun off a company named IMS Health Incorporated ("IMS Health"). As required by the terms of the Distribution Agreement referred to below, each of New D&B and IMS Health has provided an undertaking to the Company to be jointly and severally liable with its former parent company for any liabilities of such former parent company arising out of the Spin Agreements. In July 1999, IMS Health distributed shares of Gartner Group, Inc. ("Gartner") class B stock to its shareholders. In connection with such distribution and pursuant to the Distribution Agreement referred to below, Gartner provided an undertaking to the Company to be jointly and severally liable for any liabilities of Cognizant (now NMR) arising out of the Spin Agreements.

Distribution Agreement

         D&B, Cognizant and ACNielsen entered into a Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among D&B, Cognizant and ACNielsen subsequent to the Distribution. In particular, the Distribution Agreement defined the assets and liabilities allocated to and assumed by Cognizant and those allocated to and assumed by ACNielsen. The Distribution Agreement also defined what constituted the "Cognizant Business" and what constituted the "ACNielsen Business". It also provided for, among other things, assumptions of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the Cognizant Business to Cognizant, (ii) the ACNielsen Business to ACNielsen and (iii) all other liabilities to D&B.

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

         In Retail Measurement Services, ACNielsen's principal competitor in the United States is Information Resources, Inc. (IRI). IRI is also active in Canada, Europe and Latin America by itself and through joint ventures with GfK (Germany), Taylor Nelson Sofres in Europe, and other companies, and is expanding globally.

         In Customized Research Services, a significant competitor is Kantar, the marketing research arm of WPP Group Plc., which operates globally through BMRB International, Millward Brown International and Research International.

         In Media and Entertainment Services, significant competitors include Taylor Nelson Sofres, GfK, AGB Media Services, and Video Research (Japan) and, with respect to Internet Measurement Services, Media Metrix, NetValue, IMR Worldwide and PC Data.

         In Consumer Panel Services, significant competitors include IRI in the United States, and the Europanel consortium, which includes Taylor Nelson Sofres and GfK, operating in Europe. NPD also competes in this area.

         Principal competitive factors include innovation, the quality, timeliness, reliability and comprehensiveness of analytical services and data, flexibility in tailoring services to client needs, price, and geographic and market coverage.

Non-U.S. Operations

         As indicated above, ACNielsen engages in a significant portion of its business outside of the United States, with nearly 69% of its revenues in 1999 being generated through non-U.S. sources. ACNielsen's non-U.S. operations are subject to the usual risks inherent in carrying on business outside the United States, including fluctuations in relative currency values, possible nationalization, expropriation, price controls or other restrictive government actions. ACNielsen believes that the risk of nationalization or expropriation is reduced because its products are services and information, rather than products which require manufacturing facilities or the use of natural resources.

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

         Pursuant to an Intellectual Property Agreement (the "IP Agreement") among D&B, Cognizant (now called NMR) and ACNielsen, entered into in connection with the Distribution, ACNielsen has exclusive rights to the use of the "ACNielsen" name worldwide; however, ACNielsen's future use of the "Nielsen" name standing alone is prohibited and, as a part of a name describing new products and services to be offered, is subject to certain limitations. In addition, the IP Agreement also provided for the establishment of a new entity, jointly owned by Cognizant and ACNielsen, into which certain trademarks incorporating or relating to the "Nielsen" name in various countries were assigned. This entity is obligated to license such trademarks on a royalty-free basis to Cognizant or ACNielsen for use in a manner consistent with the terms of the IP Agreement and for purposes of conducting their respective businesses after the Distribution, and is responsible for preserving the quality of those trademarks and minimizing any risk of possible confusion. Pursuant to the TAM Agreement, Cognizant is required to grant ACNielsen a non-exclusive right to use certain trademarks and technology, as described in "TAM Master Agreement" above. ACNielsen shall not be licensed to use any such trademarks or technology in connection with the conduct of the TAM Business within the United States or Canada.

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

Forward-Looking Statements

         Certain statements contained herein or incorporated herein by reference are forward looking. These may be identified by the use of forward-looking words or phrases, such as "anticipate," "believe," "expect," "designed," "intend," "could," "should," "planned," "estimated," "potential," "target," "aim," "objective" and "goal," among others. In addition, the Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statement.

         Risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the availability of retail sources that are willing to sell data to the Company at prices acceptable to the Company; (ii) changes in general economic or competitive conditions which impact the Company's clients' demand for the Company's services; (iii) significant price and service competition; (iv) rapid technological developments in the collection, manipulation and delivery of information; (v) the Company's ability to complete the implementation of its Euro plans on a timely basis; (vi) the likely incurrence of significant losses by ACNielsen eRatings.com while its business is being developed, the difficulty of forecasting its future revenues and costs and uncertainties associated with the international development of an Internet ratings service; (vii) the
Company's ability to successfully implement Operation Leading Edge (its announced plan to enhance its products and services, address changing clients needs, improve efficiency and reduce its cost structure) and to achieve the estimated levels of revenue and profit growth therefrom; (viii) the impact of foreign currency fluctuations since so much of the Company's earnings are generated abroad; (ix) the degree of acceptance of new product introductions;
(x) the uncertainties of litigation, including the IRI Action; as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Financial Information about Segments

         The response to item 101(d) of Regulation S-K is incorporated herein by reference to Note 15 Operations by Geographic Segment on Pages 53-54 of the 1999 Annual Report. Additionally, long-lived assets totaled $266,014, $260,842 and $151,269 in the U.S. and $412,061, $391,118 and $367,334 (in thousands of U.S.
dollars) in the Non-U.S. in 1999, 1998 and 1997, respectively.

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

         The complaint alleges various violations of the United States antitrust laws: (1) a violation of Section 1 of the Sherman Act through an alleged practice of tying ACNielsenCo services in different countries or of ACNielsenCo and IMS services; (2) a violation of Section 1 of the Sherman Act through alleged unreasonable restraints of trade consisting of the contracts described above and through alleged long-term agreements with multi-national clients; (3) a violation of Section 2 of the Sherman Act for monopolization and attempted monopolization of export markets through alleged exclusive data acquisition agreements with retailers in foreign countries, the contracts with clients described above, and other means; (4) a violation of Section 2 of the Sherman Act for attempted monopolization of the United States market through the alleged exclusive data agreements described above, predatory pricing, and other means; and (5) a violation of Section 2 of the Sherman Act for an alleged use of market power in export markets to gain an unfair competitive advantage in the United States.

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

        Listed below are the executive officers of the registrant at March 1, 2000 and brief summaries of their business experience during the past five years.


        Name                                     Title                                           Age
       ------                                  ---------                                       -------
Nicholas L. Trivisonno         Chairman and Chief Executive Officer*                              52
Michael P. Connors             Vice Chairman*                                                     44
Robert J. Chrenc               Executive Vice President and Chief Financial Officer               55
Earl H. Doppelt                Executive Vice President and General Counsel                       46

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



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information in response to this Item is set forth under Liquidity and Capital Resources, Dividends and Common Stock Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 34 and 36 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data required by this Item are incorporated herein by reference to the information relating to the years 1995 through 1999 set forth in "Summary Financial Data" on Page 56 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information in response to this Item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 32 to 36 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company uses foreign-currency forward-exchange contracts to hedge forecasted intercompany transactions and forecasted purchases of data services from a third party provider. The Company enters into foreign-currency forward-exchange contracts with durations of less than twelve months. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. The cumulative effect of adoption was not material to the consolidated financial statements. Gains or losses on such contracts were not material to the consolidated financial statements for the years ended December 31, 1999 and 1998. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

         The  following  table  presents the notional  amounts,  fair values and
average   exchange   rates  of   foreign-currency   forward-exchange   contracts
outstanding at December 31, 1999 (in thousands of U.S. dollars):

                                                               Average Foreign-
                                 Notional          Fair        Currency Forward-
                                  Amounts          Value        Exchange Rates
                                ----------        -------     ------------------
        Euro                     $  5,923         $   99              .9755
        Japanese yen                  660            (24)          102.7958
        Australian dollars            109             (1)            1.5793
        Other                         154             16
        ----------------------  ---------        --------
        Total                    $  6,846         $   90
        ----------------------  ---------        --------

         At December 31, 1999, the Company had outstanding fixed-rate short-term debt of $95,139 (in thousands of U.S. dollars) borrowed under its credit facilities. The weighted-average interest rate of this debt at December 31, 1999 was 3.32%.

         The Company had intercompany loans of $2,319 and $3,367 (in thousands of U.S. dollars) denominated in U.S. dollars and Canadian dollars, respectively, on a Colombian Peso functional currency balance sheet at December 31, 1999 which were paid in January 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements and Schedule under Item 14 on Page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Proposals To Be Voted On; Proposal No. 1-Election of Directors" in the Company's proxy statement dated March 10, 2000 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 9 of this report responds to Item 401(b) and
(e) of Regulation S-K with respect to the Company's executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference to the sections entitled "Board Structure and Compensation" and "Compensation of Executive Officers" in the Company's proxy statement dated March 10, 2000 filed with the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is incorporated herein by reference to the section entitled "Common Stock Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement dated March 10, 2000 filed with the Securities and Exchange Commission.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) List of documents filed as part of this report.
                      (1)  Financial Statements.
                           See Index to Financial Statements and Schedule on Page 14.

                      (2)  Financial Statement Schedule.
                           See Index to Financial Statements and Schedule on Page 14.

                      (3)  Other Financial Information.
                           Summary Financial Data. See Index to Financial Statements and Schedule on Page 14.

                      (4)  Exhibits.
                           See Index to Exhibits on Pages 17 to 19, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 32 to 56 to Exhibit 13 is incorporated herein by reference, and no other information appearing in
                           Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

              (b) Reports on Form 8-K.
                      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACNIELSEN CORPORATION
                                              (Registrant)



                                  By:        /s/ROBERT J. CHRENC
                               ------------------------------------------
                                           Robert J. Chrenc
                                  (Executive Vice President and Chief
                                          Financial Officer)


Date: March 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     /s/NICHOLAS L. TRIVISONNO                 /s/KAREN L. HENDRICKS*
--------------------------------------     -----------------------------------
      Nicholas L. Trivisonno                   (Karen L. Hendricks, Director)
(Chairman, Chief Executive Officer
         and Director)
   (Principal Executive Officer)

     /s/ROBERT J. CHRENC                       /s/ROBERT M. HENDRICKSON*
--------------------------------------     -----------------------------------
        Robert J. Chrenc                    (Robert M. Hendrickson, Director)
(Executive Vice President and Chief
       Financial Officer)
(Principal Financial and Accounting Officer)

     /s/MICHAEL S. GELTZEILER                  /s/ROBERT HOLLAND, JR.*
--------------------------------------     -----------------------------------
         Michael S. Geltzeiler               (Robert Holland, Jr., Director)
(Senior Vice President and Controller)

     /s/ROBERT H. BEEBY*                       /s/JOHN R. MEYER*
--------------------------------------     -----------------------------------
    (Robert H. Beeby, Director)                (John R. Meyer, Director)

     /s/MICHAEL P. CONNORS*                    /s/BRIAN B. PEMBERTON*
--------------------------------------     -----------------------------------
   (Michael P. Connors, Director)            (Brian B. Pemberton, Director)

     /s/DONALD W. GRIFFIN*                     /s/ROBERT N. THURSTON*
--------------------------------------     -----------------------------------
  (Donald W. Griffin, Director)              (Robert N. Thurston, Director)

     /s/THOMAS C. HAYS*
--------------------------------------
   (Thomas C. Hays, Director)


*By:          /s/ Ellenore O'Hanrahan
              --------------------------------------------------
              (Ellenore O'Hanrahan, attorney-in-fact)


Date: March 27, 2000

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

         The Company's consolidated financial statements, the notes thereto and the related report thereon of Arthur Andersen LLP, independent public accountants, for the year ended December 31, 1999 appearing on Pages 37 to 56 of the 1999 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.


                                                                Page
                                                       -------------------------
                                                          10-K      1999 Annual
                                                                       Report
                                                       ----------   ------------
    Report of Independent Public Accountants               F-6           37
    Statement of Management Responsibility
       for Financial Statements                            F-6           37
    As of December 31, 1999 and 1998:
       Consolidated Balance Sheets                         F-8           39
    For the years ended December 31, 1999, 1998 and 1997:
       Consolidated Statements of Income                   F-7           38
       Consolidated Statements of Cash Flows               F-9           40
       Consolidated Statements of Shareholders' Equity     F-10          41
       Notes to Consolidated Financial Statements          F-11          42
    Quarterly Financial Data (Unaudited) for the years
       ended December 31, 1999 and 1998                    F-23          55
    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                F-1           32
    Other financial information:
        Five-year selected financial data                  F-24          56


    SCHEDULE:
       Report of Independent Public Accountants            15            --

       ACNielsen Corporation and Subsidiaries:

       II-Valuation and Qualifying Accounts for the
         years ended December 31, 1999, 1998 and 1997      16            --

         Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of ACNielsen Corporation:

         We have audited in accordance with generally accepted auditing standards, the 1999, 1998 and 1997 consolidated financial statements included in ACNielsen Corporation's 1999 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The 1999, 1998 and 1997 schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                /s/ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 17, 2000

                     ACNIELSEN CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                for the years ended December 31, 1999, 1998, 1997
                                 (In thousands)
----------------------------------------------------    ------------------    ---------------    -----------------   --------------

                        COL. A                               COL. B               COL. C              COL. D             COL. E
----------------------------------------------------    ------------------    ---------------    -----------------   --------------
----------------------------------------------------    ------------------    ---------------    -----------------   --------------

                                                             Balance            Additions                                Balance
                                                            Beginning           Charged to                               at End
                     Description                            of Period           Operations        Deductions(a)         of Period
                                                           -----------         ------------      ---------------       -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     For the Year Ended December 31, 1999                    $ 13,890              $  843            $ 4,405 (b)         $ 10,328
                                                             ========            ========            =======             ========

     For the Year Ended December 31, 1998                    $ 12,114            $  4,140 (b)        $ 2,364             $ 13,890
                                                             ========            ========            =======             ========

     For the Year Ended December 31, 1997                    $ 10,847            $  2,330            $ 1,063             $ 12,114
                                                             ========            ========            =======             ========

NOTE:    (a)  Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.
         (b)  During 1998,  an unusually  large  reserve was provided due to the difficult  economic  climate  in Asia  Pacific  and  the  Emerging
              Markets. Deductions in 1999 reflect the resolution of the accounts for which a reserve was provided in 1998.

                                                              Balance             Additions                               Balance
                                                             Beginning            Charged to                              At End
                     Description                             of Period            Operations          Deductions         Of Period
                    -------------                           -----------          ------------        ------------       -----------
ACCRUALS FOR SPECIAL CHARGES:

     For the Year Ended December 31, 1999
       Postemployment Benefits/Workforce Reductions           $  3,103                $   0            $  3,103              $  0
       Contractual Obligations                                   5,240                    0               1,843             3,397(d)
       Rationalize Product Lines                                   413                    0                 413                 0
       Facilities/Real Estate                                      248                    0                 248                 0
                                                              ---------              -------           ---------        ----------
                                                              $  9,004                $   0            $  5,607         $   3,397
                                                              =========              =======           =========        ==========

     For the Year Ended December 31, 1998
       Postemployment Benefits/Workforce Reductions           $ 13,200                $   0            $ 10,097         $   3,103
       Contractual Obligations                                   8,769                    0               3,529             5,240
       Rationalize Product Lines                                18,300                    0              17,887               413
       Facilities/Real Estate                                    5,300                    0               5,052               248
                                                              ---------              -------           ---------        ----------
                                                              $ 45,569                $   0            $ 36,565 (c)     $   9,004
                                                              =========              =======           =========        ==========
     For the Year Ended December 31, 1997
       Postemployment Benefits/Workforce Reductions           $  8,563             $ 12,400            $  7,763         $  13,200
       Contractual Obligations                                  30,826                    0              22,057             8,769
       Asset Revaluations                                        3,580                    0               3,580                 0
       Rationalize Product Lines                                     0               18,300                   0            18,300
       Facilities/Real Estate                                        0                5,300                   0             5,300
                                                              ---------             --------           ---------        ----------
                                                              $ 42,969             $ 36,000            $ 33,400         $  45,569
                                                              =========           ==========           =========        ==========

NOTE:  (c)    Includes non-cash charges of $6,132 to rationalize product lines and $1,130 for consolidation of facilities.
       (d)  Represents a long-term lease obligation that will be paid through 2003.

INDEX TO EXHIBITS

  Exhibit Number
  Regulation S-K       Description
------------------    -------------
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

                      (b)   Tax  Allocation   Agreement   dated  as  of    *
                            October 28, 1996 among The Dun & Bradstreet
                            Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(b) to the 1996 Form 10-K).

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
*Incorporated herein by reference to a previously filed document.

  Exhibit Number
  Regulation S-K       Description
------------------    -------------

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

                      (m)   ACNielsen     Corporation      Supplemental    +*
                            Executive Retirement Plan (incorporated herein by reference to Exhibit 10(m) to the 1996 Form 10-K).

                      (n)   ACNielsen  Corporation  Retirement  Benefit    +*
                            Excess  Plan  (incorporated   herein  by
                            reference to Exhibit 10(n) to the 1996 Form
                            10-K).

                      (o)   ACNielsen  Corporation Executive Transition    +*
                            Plan  (incorporated   herein by reference
                            to Exhibit 10(o) to the 1996 Form 10-K).

                      (p)   Form   of   Change-in-Control    Agreements    +*
                            (incorporated  herein  by  reference  to
                            Exhibit 10(p) to the 1996 Form 10-K).

                      (q)   Form of  Option  Agreement  under  the 1996    +
                            ACNielsen   Corporation  Key  Employees'
                            Stock Incentive Plan (filed herewith).

                      (r)   Form of LSAR Agreement (incorporated herein    +*
                            by reference to Exhibit 10(r) to the 1996 Form 10-K).


+This  exhibit  constitutes  a  management   contract,   compensatory  plan,  or
arrangement.
*Incorporated herein by reference to a previously filed document.

  Exhibit Number
  Regulation S-K       Description
------------------    -------------

                      (s)   Form   of   Directors'   Restricted   Stock    +*
                            Agreement   (incorporated    herein  by
                            reference to Exhibit 10(s) to the 1996 Form
                            10-K).

                      (t)   Form of  Option  Agreement  under  the 1996    +*
                            ACNielsen     Corporation      Non-Employee
                            Directors'     Stock     Incentive     Plan
                            (incorporated   herein  by   reference   to
                            Exhibit 10(t) to the 1998 Form 10-K).

                      (u)   ACNielsen Corporation Deferred Compensation    +*
                            Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed on February 25, 2000, Commission File No. 333-31152).

                      (v)   Letter  Agreement  dated  December 16, 1999    +
                            between ACNielsen  Corporation and Robert J
                            Lievense (filed herewith).

        13            Annual Report to Security Holders (filed herewith).

                            1999 Annual Report (pages 32 to 56)

                            Only  responsive  information  appearing on
                            Pages   32   to  56   to   Exhibit   13  is
                            incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

        21            Subsidiaries of the Registrant (filed herewith).

                            List of Active Subsidiaries as of January 31, 2000

        23            Consents of Experts and Counsel (filed herewith).

                            Consent of Arthur Andersen LLP

        24            Power of Attorney (filed herewith).

                            Powers of Attorney dated February 17, 2000

        27            Financial Data Schedule (filed herewith).

        99            Other Exhibits
                      (a)   Letter of Undertaking dated June 29, 1998      *
                            from the New Dun & Bradstreet Corporation to Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 001-12277).

                      (b)   Letter of  Undertaking  dated June 29, 1998    *
                            from IMS Health Incorporated to The Dun &
                            Bradstreet    Corporation   and   ACNielsen
                            Corporation (incorporated herein by
                            reference to Exhibit 99(b) to the Company's
                            Quarterly  Report  on  Form  10-Q  for  the
                            quarterly   period  ended  June  30,  1998
                            Commission File No. 001-12277).

                      (c) Letter of Undertaking dated July 16, 1999 from Gartner Group, Inc. to R.H. Donnelley Corporation and ACNielsen Corporation (filed herewith).


+This  exhibit  constitutes  a  management   contract,   compensatory  plan,  or
arrangement.
*Incorporated herein by reference to a previously filed document.