Form 10-Q
period 2000-03-31
ACNIELSEN CORP
filed 2000-05-12
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                               --------------

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ---------------------

                        Commission file number 001-12277


                              ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  06-1454128
-----------------------------------    ----------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

  177 Broad Street, Stamford, CT                        06901
-----------------------------------    ----------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code              (203) 961-3000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Shares Outstanding
            Title of Class                            at April 28, 2000
        ----------------------                      ---------------------
             Common Stock,
        par value $.01 per share                         57,638,667

                              ACNIELSEN CORPORATION
                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                           PAGE
-----------------------------                                           ----

Item 1. Financial Statements                                             3

Condensed Consolidated Statements of Income (Unaudited)                  3
      Three Months Ended March 31, 2000 and 1999

Condensed Consolidated Statements of Cash Flows (Unaudited)              4
      Three Months Ended March 31, 2000 and 1999

Condensed Consolidated Balance Sheets                                    5
      March 31, 2000 (Unaudited) and December 31, 1999

Notes to Condensed Consolidated Financial Statements (Unaudited)        6-9

Item 2. Management's Discussion and Analysis of Financial              10-14
            Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About                  15
            Market Risk


PART II.  OTHER INFORMATION                                            PAGE
---------------------------                                            ----

Item 6. Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                              16
----------

PART I. FINANCIAL INFORMATION
-----------------------------
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                       --------------------------------------------

                                                                                    2000                      1999
                                                                       ------------------          ----------------
Operating Revenue                                                              $374,008                  $353,951

Operating Costs                                                                 199,116                   183,632
Selling and Administrative Expenses                                             141,401                   137,916
Depreciation and Amortization                                                    22,718                    21,183
Operation Leading Edge Costs                                                     11,324                         -
Year 2000 Expenses                                                                    -                     3,844
                                                                       ------------------          ----------------

Operating (Loss) Income                                                            (551)                    7,376


Interest Income                                                                   2,057                     2,365
Interest Expense                                                                 (1,205)                     (794)
Other - Net                                                                         (28)                      993
                                                                       ------------------          ----------------
Other Income - Net                                                                  824                     2,564

Income Before Income Tax Provision and Cumulative Effect
  of Change in Accounting Principle                                                 273                     9,940

Income Tax Provision                                                                106                     3,976
                                                                       ------------------          ----------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                         167                     5,964

Cumulative Effect to January 1, 1999, of Change in Accounting
  For Costs of Start-Up Activities, Net of Income Tax Benefits
  of $10,330                                                                          -                   (20,173)
                                                                       ------------------          ----------------

Net Income (Loss)                                                                  $167                  $(14,209)
                                                                       ==================          ================

Basic Earnings (Loss) Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.00                     $0.10
  Cumulative Effect of Change in Accounting                                           -                     (0.35)
                                                                       ------------------          ----------------
Net Income (Loss)                                                                 $0.00                    $(0.25)
                                                                       ==================          ================
Diluted Earnings (Loss) Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.00                     $0.10
  Cumulative Effect of Change in Accounting                                           -                     (0.34)
                                                                       ------------------          ----------------
Net Income (Loss)                                                                 $0.00                    $(0.24)
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,729                    57,554
                Diluted                                                          58,711                    59,622

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)
                                                                                        Three months ended March 31,
                                                                                  ------------------------------------------
                                                                                               2000                    1999
                                                                                  ------------------      ------------------

----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                                          $   167              $  (14,209)
Reconciliation of Net Income (Loss) to Net Cash
 Used in Operating Activities:
    Cumulative Effect of Change in Accounting Principle:
       Costs of Start-Up Activities                                                              -                  20,173
    Depreciation and Amortization                                                           22,718                  21,183
    Deferred Income Taxes                                                                      492                   1,570
    Operation Leading Edge Charge                                                           11,324                       -
    Payments Related to Special Charges                                                     (2,380)                   (715)
    Postemployment Benefit Expense                                                           1,063                     632
    Postemployment Benefit Payments                                                         (3,159)                 (2,806)
    Net (Increase) Decrease in Accounts Receivable                                          (8,689)                  4,445
    Net Change in Other Working Capital Items                                              (32,838)                (37,718)
    Other                                                                                   (2,260)                    (42)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                      (13,562)                 (7,487)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                                       (10,728)                (12,792)
Additions to Computer Software                                                              (8,022)                 (8,716)
Payments for Acquisition of Businesses and Other Investments                               (13,001)                 (6,990)
Other                                                                                        3,496                    (876)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                      (28,255)                (29,374)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase in Short-Term Borrowings                                                           17,759                  18,918
Treasury Stock Purchases                                                                    (5,401)                 (4,612)
Proceeds from the Sale of Common Stock under Option Plans                                      125                   4,450
Other                                                                                         (697)                    551
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                   11,786                  19,307
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                           (1,069)                 (3,589)
----------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                      (31,100)                (21,143)
Cash and Cash Equivalents, Beginning of Period                                             135,199                 100,533
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                 $ 104,099               $  79,390
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest                                                  $  1,281                $    762
Cash Paid During the Period for Income Taxes                                              $  7,183                $  6,787

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets

(Amounts in thousands)

                                                                                  March 31,            December 31,
                                                                                    2000                   1999
                                                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                           $    104,099          $    135,199
Accounts Receivable - Net                                                                297,204               294,266
Other Current Assets                                                                      70,447                62,041
                                                                             --------------------    ------------------
                    Total Current Assets                                                 471,750               491,506
Notes Receivable and Other Investments                                                    57,019                35,812
Property, Plant and Equipment-Net                                                        155,590               159,100

Other Assets-Net
Prepaid Pension                                                                           72,556                70,744
Computer Software                                                                         65,148                64,310
Intangibles and Other Assets                                                              50,907                53,050
Goodwill                                                                                 350,201               353,364
                                                                             --------------------    ------------------
                    Total Other Assets-Net                                               538,812               541,468
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $  1,223,171          $  1,227,886
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                                                                     $    75,499           $    83,099
Short-Term Debt                                                                          123,714               109,164
Accrued and Other Current Liabilities                                                    286,914               300,017
Accrued Income Taxes                                                                      71,733                74,306
                                                                             --------------------    ------------------
                    Total Current Liabilities                                            557,860               566,586
Postretirement and Postemployment Benefits                                                53,655                53,369
Deferred Income Taxes                                                                     65,314                58,571
Other Liabilities                                                                         17,287                27,524
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        694,116               706,050
-----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                                 599                   599
Additional Paid-in Capital                                                               513,870               512,475
Retained Earnings                                                                        157,963               157,796
Treasury Stock                                                                           (53,490)              (48,089)
Accumulated Other Comprehensive Income (Loss):
     Cumulative Translation Adjustment                                                  (100,877)             (101,202)
     Unrealized Gains on Investments                                                      11,014                   166
     Fair Market Value of Forward Exchange Contracts                                         (24)                   91
                                                                             --------------------    ------------------
Total Shareholders' Equity                                                               529,055               521,836
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  1,223,171          $  1,227,886
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

ACNIELSEN CORPORATION
NOTES  TO  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS  (Dollar  amounts  in
thousands, except per share data) (Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes in the ACNielsen Corporation (the "Company") 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Note 2 - Operation Leading Edge Update

On February 17, 2000, the Board of Directors of the Company approved Operation Leading Edge, the Company's plan to accelerate its growth beyond 2000 through a series of business - building initiatives. The initiatives, to be spread over three years, are designed to accelerate both revenue and profit growth by enhancing products and services, addressing changing client needs, improving efficiency and reducing the Company's cost structure.

During the quarter ended March 31, 2000, the Company recorded a charge totaling $11,324, before tax, related to Operation Leading Edge. The charge included $2,210 to create new capabilities by improving the Company's information delivery systems and $9,114 for overhead rationalization of which $8,738 was severance. Severance charges are accrued when under the approved severance plan the number of employees, their job class and locations are known, and required notification has occurred. Business reengineering and design costs are recorded as incurred. The following table details the activity for Operation Leading Edge during the quarter:

                                          Balance                                                        Balance
                                      January 1, 2000          Charges             Payments           March 31, 2000
Severance                                   $0                   $8,738             $(1,022)              $7,716
Business Re-engineering, Design
and Other Costs                              0                    2,586              (1,076)               1,510
                                   ---------------------- ------------------- -------------------- ---------------------
                            Total           $0                  $11,324             $(2,098)              $9,226
                                   ---------------------- ------------------- -------------------- ---------------------

Severance charges in the quarter related to the elimination of 105 positions, primarily in Europe, that resulted from streamlining operations and overhead rationalization. Business re-engineering, design and other costs relate primarily to external consultants retained to assist in re-engineering and designing the Company's information processing and content delivery systems.

Note 3 - Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (EPS) for the quarters ended March 31, 2000 and 1999 (Amounts in thousands, except per share data):


                                                                                         2000           1999
                                                                                        ------         ------
Weighted-average number of shares outstanding for basic EPS                             57,729         57,554
Dilutive effect of shares issuable as of period-end under stock option plans               982          2,068
                                                                                       --------       --------
Weighted-average number of shares and share equivalents for diluted EPS                 58,711         59,622
                                                                                       ========       ========

Income Before Cumulative Effect of Change in Accounting
   Principle                                                                             $ 167        $ 5,964
Cumulative Effect to January 1, 1999, of Change in Accounting For Costs of
   Start-Up Activities, Net of Income Tax Benefits of $10,330                                -        (20,173)
                                                                                       -------       ---------
Net Income (Loss)                                                                        $ 167       $(14,209)
                                                                                       =======       =========

Basic Earnings (Loss) Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.00         $ 0.10
   Cumulative Effect of Change in Accounting                                                 -          (0.35)
                                                                                       -------        --------
Net Income (Loss)                                                                       $ 0.00        $ (0.25)
                                                                                       =======        ========

Diluted Earnings (Loss) Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.00         $ 0.10
   Cumulative Effect of Change in Accounting                                                 -          (0.34)
                                                                                        ------        --------
Net Income (Loss)                                                                       $ 0.00        $ (0.24)
                                                                                        ======        ========


Note 4 - Other Comprehensive Income (Loss)

The Company's Comprehensive Income (Loss) for the quarters ended March 31, 2000 and 1999, reported net of tax, are set forth in the following table:

(In thousands)                                                                          2000          1999
----------------------------------------------------------------------------- ----------------- --------------
Net Income (Loss)                                                                         $167      $(14,209)

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                                325       (14,350)
   Unrealized Gains on Investments                                                      10,848             -
   Fair Market Value of Forward Exchange Contracts                                        (115)          961
                                                                                        -------     ---------
        Comprehensive Income (Loss)                                                    $11,225      $(27,598)
                                                                                       ========     =========

Note 5 - Marketable Securities

Marketable securities are classified as Other Investments in the accompanying balance sheet. At March 31, 2000, those marketable securities (consisting of the Company's investment in NetRatings, Inc.) which are available for sale were reported at fair value of $31,495, including a gross unrealized gain of $18,356. The change in net unrealized gains on such investments totaled $10,848 for the quarter ended March 31, 2000, and was credited to other comprehensive income.

Note 6 - Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 7 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During the first quarter of 2000, the Company repurchased 281,765 shares of its common stock for a total of $5,401.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (Dollar amounts in thousands, except per share data)
        ------------------------------------------------------------------

Quarter ended March 31, 2000 compared with Quarter ended March 31, 1999
-----------------------------------------------------------------------

The Company reported net income of $167 or $0.00 per diluted share, which included a pre-tax charge of $11,324 ($6,908 after-tax) for Operation Leading Edge, the Company's accelerated growth plan. The current quarter results also include $4,677 of start-up expenses ($2,853 after-tax) for ACNielsen eRatings.com (eRatings), the Company's Internet measurement business. Excluding the aforementioned charges, the Company's earnings (after-tax) were $9,928, compared with $5,964, before the cumulative effect of a change in accounting in 1999.

Revenue for the quarter ended March 31, 2000 was $374,008, an increase of 5.7% from the first quarter of 1999, after a negative $14,305 impact from foreign-currency translation. In local currency, revenue advanced 9.7%, as all regions posted solid growth.

Operating loss was $551, which included $11,324 of costs for Operation Leading Edge and $4,677 of start-up expenses for eRatings. Excluding these charges, operating income more than doubled to $15,450 from $7,376 in 1999. Strong revenue growth, particularly in the United States, drove the increase. The impact of foreign currency translation on operating income growth was insignificant.

Other income-net was $824, compared with $2,564 in the first quarter of 1999, primarily reflecting decreased gains from foreign exchange, higher interest expense on increased short-term borrowings and a reduction in interest income.

The Company's operating performance for the quarters ended March 31, 2000 and 1999 are set forth in the table below.

                                                   Operating Revenue           Operating Income
                                                                                    (Loss)
                                            ------------------------------ --------------------------
                                                     2000           1999        2000          1999

United States                                     $122,552       $108,235     $11,974        $9,978
Canada/Latin America                                47,864         44,167       5,147         4,315
                                                 ----------     ----------   ---------      --------
    Total Americas                                 170,416        152,402      17,121        14,293
Europe, Middle East & Africa                       135,913        139,113      (3,430)       (3,950)
Asia Pacific                                        67,679         62,436       1,759           877
Year 2000 Costs                                          -              -           -        (3,844)
                                                 ----------     ----------   ---------      --------
   Subtotal - Regions                              374,008        353,951      15,450         7,376
ACNielsen eRatings                                       -              -      (4,677)            -
                                                 ----------     ----------   ---------      --------
   Subtotal                                        374,008        353,951      10,773         7,376
Operation Leading Edge                                   -              -     (11,324)            -
                                                 ----------     ----------   ---------      --------

   Total                                          $374,008       $353,951       $(551)       $7,376
                                                 =========      ==========   =========      ========


The following discusses the Company's segment results:

Total Americas revenue increased 11.8% to $170,416 from $152,402. Excluding the negative impact of currency translation of $2,050, due primarily to the devaluation of the Brazilian currency in the first quarter of 1999, revenue increased 13.2%, as the U.S., Canada, and Latin America each turned in strong results. Operating income was $17,121, a $2,828 or 19.8% improvement over the prior year, including a $463 negative foreign currency translation impact.

In the United States, revenue grew 13.2% to $122,552 led by double-digit growth from account-level retail measurement and ACNielsen BASES, along with revenue from new clients. The growth also reflected the addition of revenue from ACNielsen Market Decisions (Market Decisions), which was fully acquired in July 1999. Excluding Market Decisions, U.S. revenue increased 10.0%. Operating income was $11,974, an increase of 20.0% over the prior year. The gain was primarily driven by revenue growth.

In Canada and Latin America, reported revenue rose 8.4% to $47,864, after absorbing $2,050 in negative foreign currency translation impacts. Revenues advanced 13.0% in local currency, reflecting especially strong growth in Canada, Mexico and Brazil. Operating income increased 19.3% to $5,147 from $4,315 in 1999. Local currency operating income increased 30.0% reflecting the higher revenue.

Revenue in the Europe, Middle East & Africa ("EMEA") region decreased 2.3% to $135,913, from $139,113 in 1999, reflecting a $14,060 negative impact from translating local currencies to the U.S. dollar. Revenue rose 7.8% in local currency, as virtually all markets and major businesses registered growth. Increases were particularly strong in the United Kingdom, the Nordic countries and in the Emerging Markets. The region's revenue performance was also enhanced by the addition of ACNielsen BASES in Europe and the addition of ACNielsen MMS, the U.K.'s leading advertising measurement company, acquired in December 1999. EMEA reduced its operating loss to $3,430, from $3,950, as the U.K., the Nordics, France, Turkey and the Emerging Markets delivered significant improvements. This performance was partially offset by higher costs in Germany and expenses related to the expansion of consumer panels and ACNielsen BASES in Europe.

Asia Pacific's revenue increased 8.4% to $67,679 from $62,436, as virtually all markets achieved growth, reflecting improving economic conditions across Asia, and a favorable impact from currency translation. In local currency, revenue increased 5.5%. Reported operating income doubled to $1,759 from $877, as profits grew strongly in most markets, and currency translation overall had a favorable impact.

ACNielsen eRatings.com continued to develop Internet research panels in the United Kingdom, Ireland, Australia, New Zealand and Singapore. The Company spent $4,677 on these activities in the first quarter. The Company expects to begin realizing revenue from its international rollout of the Nielsen/NetRatings service during the second quarter of 2000.

Operation Leading Edge Update

On February 17, 2000, the Board of Directors of the Company approved Operation Leading Edge, the Company's plan to accelerate its growth beyond 2000 through a series of business-building initiatives. The initiatives, to be spread over three years, are designed to accelerate both revenue and profit growth by enhancing products and services, addressing changing client needs, improving efficiency and reducing the Company's cost structure.

During the quarter ended March 31, 2000, the Company recorded a charge totaling $11,324, before tax, related to Operation Leading Edge. The charge related to the U.S. ($1,714), Canada and Latin America ($462), EMEA ($8,410) and Asia Pacific ($738). The charge included $2,210 to create new capabilities by improving the Company's information delivery systems and $9,114 for overhead rationalization of which $8,738 was severance. The following table details the activity for Operation Leading Edge during the quarter:


                                          Balance                                                        Balance
                                      January 1, 2000         Charges             Payments           March 31, 2000
Severance                                   $0                 $8,738             $(1,022)               $7,716
Business Re-engineering, Design
and Other Costs                              0                  2,586              (1,076)                1,510
                                   ---------------------- ----------------- --------------------- ----------------------

                            Total           $0                $11,324             $(2,098)               $9,226
                                   ---------------------- ----------------- --------------------- ----------------------

Severance charges in the quarter related to the elimination of 105 positions, primarily in Europe, that resulted from streamlining operations and overhead
rationalization.   Business  re-engineering,  design  and  other  costs  relate primarily to external consultants retained to assist in re-engineering and designing the Company's information processing and content delivery systems. Savings realized from the actions taken during the quarter were not significant.

Liquidity and Capital Resources
Three Months Ended March 31, 2000 and 1999

Net cash used in operating activities for the quarter ended March 31, 2000 totaled $13,562 compared with $7,487 for the comparable period in 1999. The increase resulted from lower cash income ($4,262) and increased accounts receivable ($13,134), which relate to increased revenue and the timing of billings. These increases were partially offset by the accrual for Operation Leading Edge in excess of payments for special charges during the quarter
($8,944) and a lower increase in other working capital items ($4,880) as compared with the first quarter of 1999.

Net cash used in investing activities was $28,255 for the quarter ended March 31, 2000, compared with $29,374 for the comparable period in 1999. Total cash usage decreased slightly, as reductions in capital expenditures ($2,064), computer software additions ($694) and other investing ($4,372) were mainly offset by increased payments for the acquisition of businesses ($6,011). The current quarter included an installment payment of $9,294, for ANR Amer Nielsen Research Limited, acquired in 1998.

Net cash provided by financing activities for the quarter ended March 31, 2000 totaled $11,786, compared with $19,307 for the comparable period in 1999. The decrease in cash provided of $7,521 primarily reflected a decrease in cash proceeds from the sale of stock under option plans ($4,325).

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

Forward-Looking Statements

Certain statements contained herein are forward looking. These may be identified by the use of forward-looking words or phrases, such as "anticipate," "believe," "expect," "designed," "intend," "could," "should," "planned," "estimated," "potential," "target," "aim," and "goal," among others. In addition, the Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company from time to time uses foreign currency forward exchange contracts to hedge forecasted intercompany transactions and forecasted purchases of data services from a third party provider. The Company enters into foreign currency forward exchange contracts with durations of less than twelve months. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

At March 31, 2000, foreign currency forward exchange contracts for Japanese yen with notional amounts totaling $495, an average exchange rate of 102.031 yen to the U.S. dollar, and fair value totaling ($24) were outstanding.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-------

(a)     Exhibits.

         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ACNIELSEN CORPORATION
                                             (Registrant)

Date:  May 12, 2000                     /s/ Robert J. Chrenc
                                       --------------------------------
                                        Robert J. Chrenc
                                        Executive Vice President
                                         and Chief Financial Officer



Date:  May 12, 2000                     /s/ Michael S. Geltzeiler
                                       --------------------------------
                                        Michael S. Geltzeiler
                                        Senior Vice President and Controller