Form 10-K/A
period 1999-12-31
ACNIELSEN CORP
filed 2000-06-29
CIK 1019878

================================================================================
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549



                                                             FORM 10-K/A
                                                           AMENDMENT NO. 1

(Mark One)
       X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
--------------
--------------
                             Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1999
                                             Or
             Transition Report Pursuant to Section 13 or 15(d) of the Securities
-------------
-------------
                               Exchange Act of 1934 [No Fee Required]
                  For the Transition Period From ______________ to _____________
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


================================================================================

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1999 by amending the Index to Exhibits to add new exhibit 99(d) as described below and by filing such new exhibit:

Exhibit 99(d) - Form 11-K Annual Report for the fiscal year ended December 31, 1999 of the ACNielsen Corporation Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          ACNielsen Corporation
                                                                 (Registrant)


                                By:   __________Robert J. Chrenc______________
                                                   Robert J. Chrenc
                                                 Executive Vice President
                                                           and
                                                  Chief Financial Officer



Dated: June 28, 2000
================================================================================

INDEX TO EXHIBITS

Exhibit Number
Regulation S-K       Description

                     Articles of Incorporation and By-laws.
    3
     (a) Restated Certificate of Incorporation of the Company dated October * 7, 1996 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, Commission File No. 001-12277 (the "Form 10")).
     (b) Amended and Restated By-laws of the Company (incorporated herein by * reference to Exhibit 3.2 to the Form 10).

    4      Instruments   Defining   the  Rights  of   Security   Holders,
           Including Indentures.

     (a)   Rights  Agreement dated as of October 17, 1996 between ACNielsen    *
           Corporation   and  First   Chicago  Trust Company of New York
          (incorporated herein by reference to Exhibit 1 to the  Company's
           Form 8-A filed on October 18, 1996, Commission File No. 001-12277).

     (b)   ACNielsen Corporation U.S. $250,000,000 Credit Agreement dated as   *
           of April 15, 1998 (incorporated herein by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 001-12277).

     10 Material Contracts. (All of the following documents, except for items (a) through (f), are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c).)

     (a) Distribution Agreement dated as of October 28, 1996 among The Dun & * Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(a) to the 1996 Form 10-K).
     (b) Tax Allocation Agreement dated as of October 28, 1996 among The Dun * & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(b) to the 1996 Form 10-K).
     (c) Employee Benefits Agreement dated as of October 28, 1996 among The * Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(c) to the 1996 Form 10-K).
     (d) Intellectual Property Agreement dated as of October 28, 1996 among * The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(d) to the 1996 Form 10-K).


+This exhibit constitutes a management contract,compensatory plan,or arrangement.
*Incorporated herein by reference to a previously filed document.

================================================================================

Exhibit Number
Regulation S-K       Description

      (e) TAM Master Agreement dated as of October 28,1996 between Cognizant * Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(e) to the 1996 Form 10-K).
      (f) Indemnity and Joint Defense Agreement dated as of October 28, 1996 * among The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10(f) to the 1996 Form 10-K).
      (g)   1996 ACNielsen Corporation Non-Employee Directors' Stock          +*
            Incentive Plan (incorporated herein by reference to Exhibit 10(g)
            to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, Commission File No. 001-12277).
      (h)   1996  ACNielsen Corporation Non-Employee Directors' Deferred      +*
            Compensation Plan (incorporated herein by reference to Exhibit
            10(h) to the 1996 Form 10-K).
      (i)   1996 ACNielsen Corporation Key Employees' Stock Incentive Plan    +*
            (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, Commission File No. 001-12277).
      (j) 1996 ACNielsen Corporation Replacement Plan for Certain Employees +* Holding The Dun & Bradstreet Corporation Equity-Based Awards (incorporated herein by reference to Exhibit 10(j) to the 1996 Form 10-K).
      (k)   1996 ACNielsen Corporation Senior Executive Incentive Plan        +*
            (incorporated herein by reference to Exhibit 10(k) to the 1996
            Form 10-K).
      (l)   1996 ACNielsen Corporation Management Incentive Bonus Plan        +*
            (incorporated herein by reference to Exhibit 10(l) to the 1996 Form 10-K).
      (m)   ACNielsen Corporation Supplemental Executive Retirement Plan      +*
            (incorporated herein by reference to Exhibit 10(m) to the 1996
            Form 10-K).
      (n)   ACNielsen Corporation Retirement Benefit Excess Plan(incorporated +*
            herein by reference to Exhibit 10(n) to the 1996 Form 10-K).
      (o)   ACNielsen Corporation Executive Transition Plan (incorporated     +*
            herein by reference to Exhibit 10(o) to the 1996 Form 10-K).
      (p)   Form of Change-in-Control Agreements (incorporated herein by      +*
            reference to Exhibit 10(p) to the 1996 Form 10-K).
      (q)   Form of Option Agreement under the 1996 ACNielsen Corporation    +**
            Key Employees' Stock Incentive Plan (filed herewith).
      (r)   Form of LSAR Agreement (incorporated herein by reference to       +*
            Exhibit 10(r) to the 1996 Form 10-K).


+This exhibit constitutes a management contract,compensatory plan,or arrangement.
*Incorporated herein by reference to a previously filed document.
**Filed with Form 10K on March 27, 2000.  Not included with this document.


================================================================================

Exhibit Number
Regulation S-K       Description

     (s)      Form of Directors' Restricted Stock Agreement (incorporated     +*
              herein by reference to Exhibit 10(s) to the 1996 Form 10-K).

     (t)      Form of Option Agreement under the 1996 ACNielsen Corporation   +*
              Non-Employee Directors' Stock Incentive Plan (incorporated herein by reference to Exhibit 10(t) to the 1998 Form 10-K).

     (u) ACNielsen Corporation Deferred Compensation Plan (incorporated +* herein by reference to Exhibit 4.1 to the Company's Form S-8 filed on February 25, 2000, Commission File No. 333-31152).

     (v)      Letter Agreement dated December 16, 1999 between ACNielsen     +**
              Corporation and Robert J Lievense (filed herewith).

    13       Annual Report to Security Holders (filed herewith).              **

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

    21       Subsidiaries of the Registrant (filed herewith).                 **

             List of Active Subsidiaries as of January 31, 2000

    23       Consents of Experts and Counsel (filed herewith).                **

             Consent of Arthur Andersen LLP

    24       Power of Attorney (filed herewith).                              **

             Powers of Attorney dated February 17, 2000

    27       Financial Data Schedule (filed herewith).                        **












[FN]
+This exhibit constitutes a management contract,compensatory plan,or arrangement.
*Incorporated herein by reference to a previously filed document.
**Filed with Form 10-K on March 27, 2000.  Not included with this document.

================================================================================

Exhibit Number
Regulation S-K       Description

99       Other Exhibits
      (a)   Letter of Undertaking dated June 29, 1998 from the New Dun &       *
            Bradstreet Corporation to Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 001-12277).

      (b)   Letter of Undertaking dated June 29, 1998 from IMS Health          *
            Incorporated to The Dun & Bradstreet Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 99(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 001-12277).

      (c)   Letter of Undertaking dated July 16, 1999 from Gartner Group,     **
            Inc. to R.H. Donnelley Corporation and ACNielsen Corporation
            (filed herewith).

      (d) Form 11-K Annual Report for the fiscal year ended December 31, 1999 of the ACNielsen Corporation Savings Plan,
                                                           Exhibit 99(d)





*Incorporated herein by reference to a previously filed document.
**Filed with Form 10K on March 27, 2000.  Not included with this document.

================================================================================

                                                             Exhibit 99(d)

================================================================================

                                        SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549


                                        Form 11-K






[X]ANNUAL REPORT PURSUANT TO SECTION 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999


       OR


[  ]TRANSITION REPORT PURSUANT TO SECTION 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934

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


================================================================================

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


                                           ACNIELSEN CORPORATION SAVINGS PLAN
                                                           (Name of Plan)



                              BY:  ____________Robert J. Chrenc________________
                                             Robert J. Chrenc
                                         Executive Vice President
                                                   and
                                         Chief Financial Officer

Dated:  June 28, 2000


================================================================================

                             ACNIELSEN CORPORATION SAVINGS PLAN

                               INDEX TO FINANCIAL STATEMENTS


                                                                          Pages

Report of Independent Public Accountants                                    2
Statement of Net Assets Available for Plan Benefits
   with Fund Information as of December 31, 1999                            3
Statement of Net Assets Available for Plan Benefits with Fund Information
   as of December 31, 1998                                                  4
Statement of Changes in Net Assets Available for Plan Benefits with Fund
    Information for the Year Ended December 31, 1999                        5
Notes to Financial Statements                                            6-11
Schedule of Assets Held for Investment Purposes
    as of December 31, 1999                                                12
Consent of Independent Public Accountants                                  13

                                                        1
================================================================================

                                                           _________________

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Employee Benefits Committee of ACNielsen Corporation:

     We have audited the accompanying statements of net assets available for plan benefits with fund information of the ACNielsen Corporation Savings Plan (the "Plan") as of December 31, 1999 and 1998, and the related statement of changes in net assets available for plan benefits with fund information for the year ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1999 and 1998,and the changes in its net assets available for plan benefits for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for plan benefits with fund information and the statement of changes in net assets available for plan benefits with fund information are presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedule and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion,are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                           Arthur Andersen LLP

Stamford, Connecticut,
June 1, 2000





                                                        2
================================================================================


ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
 As of December 31, 1999





                                               Managed       ACNielsen      Growth &           OTC             Fidelity
                                                Income         Stock         Income         Portfolio           Europe
                                                 Fund          Fund           Fund             Fund              Fund

                 ASSETS

Investments:

   Cash equivalents                              $763,336       $95,736              $0              $0                  $0

   Common stock                                         0     4,691,044              $0               0                   0

   Insurance contracts                         19,248,545             0               0               0                   0

   Registered investment companies                      0             0      43,868,815      10,048,325             209,115

   Loans to participants                                0             0               0               0                   0

              Total investments                20,011,881     4,786,780      43,868,815      10,048,325             209,115



       Total assets                            20,011,881     4,786,780      43,868,815      10,048,325             209,115

                                             ===============================================================================
Net assets available for plan benefits        $20,011,881    $4,786,780     $43,868,815     $10,048,325            $209,115
                                             ===============================================================================



The accompanying notes are an integral part of these financial statements.


Continued
ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
As of December 31, 1998


                                                                                              Asset
                                                 Blue          Asset       Low-Priced        Manager:          Emerging
                                                 Chip         Manager         Stock           Growth           Markets
                                                 Fund          Fund           Fund             Fund              Fund

                 ASSETS

Investments:

   Cash equivalents                                    $0            $0              $0              $0                  $0

   Common stock                                         0             0               0               0                   0

   Insurance contracts                                  0             0               0               0                   0

   Registered investment companies             12,423,435     1,447,255       3,440,880       2,089,631             469,438

   Loans to participants                                0             0               0               0                   0


              Total investments                12,423,435     1,447,255       3,440,880       2,089,631             469,438



       Total assets                            12,423,435     1,447,255       3,440,880       2,089,631             469,438

                                             ===============================================================================
Net assets available for plan benefits        $12,423,435    $1,447,255      $3,440,880      $2,089,631            $469,438
                                             ===============================================================================



The accompanying notes are an integral part of these financial statements.


Continued
ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
As of December 31, 1998


                                                              Asset       Spartan US
                                             Diversified     Manager:        Equity
                                             International    Income          Index            Loan
                                                 Fund          Fund           Fund           Account            Total

                 ASSETS

Investments:

   Cash equivalents                                     0             0               0               0             859,072

   Common stock                                         0             0               0               0           4,691,044

   Insurance contracts                                  0             0               0               0          19,248,545

   Registered investment companies              4,490,261     1,297,197       6,355,053               0          86,139,405

   Loans to participants                                0             0               0       2,268,506           2,268,506


              Total investments                 4,490,261     1,297,197       6,355,053       2,268,506         113,206,572



       Total assets                             4,490,261     1,297,197       6,355,053       2,268,506         113,206,572

                                             ===============================================================================
Net assets available for plan benefits         $4,490,261    $1,297,197      $6,355,053      $2,268,506        $113,206,572
                                             ===============================================================================


The accompanying notes are an integral part of these financial statements.

                                                        3
================================================================================

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


Continued
ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
As of December 31, 1998


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


Continued
ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
 As of December 31, 1998


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

                                                4
================================================================================

ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
For The Year Ended December 31, 1999



                                           Managed      ACNielsen       Growth &        OTC         Fidelity
                                            Income        Stock          Income      Portfolio       Europe
                                             Fund          Fund           Fund         Fund           Fund


Investment income and expense:

     Interest and dividends               $1,215,300       $18,782     $3,113,962      $623,128         $8,519

     Realized gain/(loss)                          0       (50,119)       162,334       119,343          1,310

     Unrealized appr/(depr)                        0      (289,202)     1,180,057     2,764,054         15,499

     Administrative fee                            0             0              0             0             (3)


          Total income and expense         1,215,300      (320,539)     4,456,353     3,506,525         25,325

Contributions received
from participants                          1,409,791       750,859      3,555,296       743,499         33,375

Distributions to participants             (1,113,374)     (204,344)    (2,113,042)     (305,726)          (353)

Loans to participants                       (312,828)      (77,728)      (595,500)      (63,301)          (278)

Participant loan repayments                  210,862        70,559        457,123        34,237            299

Merger of EDI plan                           210,190             0        132,428             0              0

Interfund transfers                       (1,395,540)      456,946     (5,710,322)    3,099,936        150,747


Net increase (decrease) for the period       224,401       675,753        182,336     7,015,170        209,115

Net assets available for plan benefits
  as of December 31, 1998                 19,787,480     4,111,027     43,686,479     3,033,155              0

Net assets available for plan benefits    =====================================================================
  as of December 31, 1999                 $20,011,881   $4,786,780     $43,868,815  $10,048,325       $209,115
                                          =====================================================================



The accompanying notes to financial statements are an integral part of this statement.

Continued
ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
For The Year Ended December 31, 1999
                                                                                      Asset
                                             Blue         Asset        Low-Priced    Manager:       Emerging
                                             Chip        Manager         Stock        Growth         Markets
                                             Fund          Fund           Fund         Fund           Fund


Investment income and expense:

     Interest and dividends                 $428,448      $101,580       $208,722      $155,170           $184

     Realized gain/(loss)                    152,814        31,852        (37,268)       24,722         79,514

     Unrealized appr/(depr)                1,778,212        55,452        (11,081)       76,651        161,669

     Administrative fee                            0             0           (499)            0           (579)


          Total income and expense         2,359,474       188,884        159,874       256,543        240,788

Contributions received
from participants                          1,674,270       178,928        562,826       334,050         74,246

Distributions to participants             (1,229,832)     (435,198)      (150,198)     (207,673)        (3,754)

Loans to participants                        (91,990)       (4,785)       (25,447)      (23,087)        (4,523)

Participant loan repayments                   81,212         6,163         20,408        14,646            555

Merger of EDI plan                                 0             0        126,903             0              0

Interfund transfers                        1,669,846       291,376       (858,512)     (130,689)      (149,737)


Net increase (decrease) for the period     4,462,980       225,368       (164,146)      243,790        157,575

Net assets available for plan benefits
  as of December 31, 1998                  7,960,455     1,221,887      3,605,026     1,845,841        311,863


Net assets available for plan benefits    =====================================================================
  as of December 31, 1999                 $12,423,435   $1,447,255     $3,440,880    $2,089,631       $469,438
                                          =====================================================================



The accompanying notes to financial statements are an integral part of this statement.

Continued
ACNIELSEN CORPORATION
SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
For The Year Ended December 31, 1999
                                                          Asset         Spartan US
                                          Diversified    Manager:        Equity
                                          International   Income         Index         Loan
                                             Fund          Fund           Fund        Account         Total

Investment income and expense:

     Interest and dividends                 $161,922       $94,632        $86,905            $0     $6,217,254

     Realized gain/(loss)                     76,070           268         97,718             0        658,558

     Unrealized appr/(depr)                1,248,643       (14,040)       636,279             0      7,602,193

     Administrative fee                            0             0              0             0        (1,081)

          Total income and expense         1,486,635        80,860        820,902             0     14,476,924

Contributions received
from participants                            523,625       126,193        853,356             0     10,820,314

Distributions to participants               (319,435)     (277,137)       (89,436)      (43,138)    (6,492,640)

Loans to participants                        (22,330)       (6,099)       (27,604)    1,255,500              0

Participant loan repayments                   29,965         4,302         15,880      (946,211)             0

Merger of EDI plan                            47,932       143,960        553,356        33,312      1,248,081

Interfund transfers                          302,277      (308,193)     2,581,865             0              0

Net increase (decrease) for the period     2,048,669      (236,114)     4,708,319       299,463     20,052,679

Net assets available for plan benefits
  as of December 31, 1998                  2,441,592     1,533,311      1,646,734     1,969,043     93,153,893


Net assets available for plan benefits    =====================================================================
  as of December 31, 1999                 $4,490,261    $1,297,197     $6,355,053    $2,268,506    $113,206,572
                                          =====================================================================



The accompanying notes to financial statements are an integral part of this statement.


                                                                5
================================================================================

                                         ACNIELSEN CORPORATION SAVINGS PLAN

                                         NOTES TO FINANCIAL STATEMENTS

                                         ACNIELSEN CORPORATION SAVINGS PLAN

                                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Plan Description

ACNielsen Corporation ("ACNielsen" or the "Company") began operating as an independent, publicly-held company on November 1, 1996 (the "Distribution Date") as a result of the distribution on that date by The Dun & Bradstreet Corporation ("D&B")of the Company's $.01 par value Common Stock.

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

A participant's contributions under the Plan may be made in the form of contributions from after-tax earnings and/or contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A participant's aggregate before- and after-tax contributions may not exceed 16% of the participant's covered compensation, subject to an overall limit on contributions imposed by the Internal Revenue Code. For 1999, the Internal Revenue Code limit on before-tax contributions was $10,000.

To comply with certain provisions of the Internal Revenue Code, the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining a participant's contributions under the Plan for 1999 was $160,000.


Participant Accounts

Each participant's account is credited with the participant's contribution and account earnings.

Vesting

Participants are immediately vested in their contributions plus actual earnings thereon.


Investment Options

Upon enrollment in the Plan, a participant may direct his or her contributions in 1% increments in any of the following twelve investment options, with no more than 50% invested in the ACNielsen Stock Fund.

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

o        Blue  Chip  Fund - The  Blue  Chip  Fund is a  growth  mutual  fund.
     The goal of the fund is to increase the value of the investment over the long-term through capital growth. The fund invests primarily in the common stock of well-known and established companies. Normally, at least 65% of the fund's total assets are invested in the common stock of blue chip companies. The fund may also invest in companies with strong earnings and future growth potential that are positioned to become blue chips of the future.

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

o        OTC Portfolio Fund - The OTC Portfolio Fund is a growth  mutual fund.
     The goal of the fund is to increase the value of the investment over the long-term through capital growth. The fund invests primarily in U.S. and foreign common stocks that are traded on the over-the-counter (OTC) market. The fund may also invest in bonds and other types of securities. Securities traded on the OTC market tend to be from smaller or newer companies, which generally involve greater investment risk than well-known companies.

o Diversified International Fund - The Diversified International Fund is a growth mutual fund that invests overseas. The goal of the fund is to increase the value of the investment over the long-term through capital growth. The fund invests primarily in stocks of companies located outside the U.S. that are included in the Morgan Stanley EAFE Index.
     It seeks stocks that are undervalued compared to industry norms in their countries and focuses on larger companies.

o ACNielsen Stock Fund - The ACNielsen Stock Fund invests in the common stock of ACNielsen Corporation and approved short-term instruments to provide for liquidity. Ownership is measured in units of the fund instead of shares of stock. The Plan's trustee purchases ACNielsen common stock for this fund in the open market in accordance with a nondiscretionary purchasing program. The trustee may also purchase or accept authorized but as yet unissued shares of ACNielsen common stock, or shares held as treasury shares from ACNielsen. Transaction fees related to investments in the ACNielsen Stock Fund are charged against the fund's assets. The charges are reflected in the total rates of return.

o Asset Manager Fund - The Asset Manager Fund is an asset allocation mutual fund. The goal of the fund is to provide high total return with reduced risk over the long-term. The fund invests in all basic types of investments: stocks, bonds, and short-term and money market instruments. The fund can have anywhere from 30% to 70% in stocks, 20% to 60% in bonds and 0% to 50% in short-term/money market class.

o Asset Manager: Growth Fund - The Asset Manager: Growth Fund is an asset allocation mutual fund. The goal of the fund is to provide maximum total return over the long-term. The fund invests in all basic types of investments: stocks, bonds, and short-term and money market instruments. Its more aggressive approach focuses on stocks for the potential of high returns. The fund can have anywhere from 50% to 100% in stocks, 0% to 50% in bonds and 0% to 50% in short-term/money market class.

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

o Spartan U.S. Equity Index Fund - The Spartan U.S. Equity Index Fund is an equity index fund that normally invests at least ninety percent (90%) of its assets in stocks of companies that compose the Standard & Poor's 500 Index. The goal of the fund is to have a total return which corresponds to that of the Standard & Poor's 500.

o        Fidelity  Europe Fund - Effective June 1, 1999 the Fidelity Europe
    Fund became an investment option for all participants. The Fidelity Europe Fund invests primarily in common stocks of European issuers. The goal of the fund is to provide long-term growth of capital. A redemption fee is charged if a shareholder sells shares held less than 90 days.

o Emerging Markets Fund - The Emerging Markets Fund is a growth mutual fund that invests in emerging markets. The goal of the fund is to increase the value of the investment over the long-term through capital growth. The fund invests primarily in stocks of companies in emerging markets. The fund emphasizes countries with relatively low GNP compared to the world's major economies, and with the potential for rapid economic growth. A redemption fee is charged if a shareholder sells shares held less than 90 days. Effective June 1, 1999 contributions and exchanges in were no longer allowed.

Participants are able to reallocate their entire account balances in multiples of 1% among the funds on a daily basis subject to the 50% limit on investments in the ACNielsen Stock Fund.

Loans

Participants may obtain loans from the Plan, which are secured by the balance in their accounts. Loan transactions are recorded as transfers to/(from) the investment funds and from/(to) the loan account. Principal and interest are repaid through payroll deductions. The Plan limits the total number and amount of loans outstanding at any time for each participant. The interest rate charged on a loan for its duration is the prime rate plus two percentage points. Interest rates for participant loans ranged from 8.00% to 11.50% and terms ranged from 12 months to 177 months as of December 31, 1999.


Payment of Benefits

Upon termination of service with the Company, participants become eligible for a lump sum distribution of their account balance. Retired and terminated participants who have an account balance in excess of $5,000 may elect a deferred distribution. Retired participants may also elect payment in the form of up to 20 annual installments.


EDI 401(k) Plan

The EDI 401(k) plan (maintained by a subsidiary of the Company) was merged with the ACNielsen Corporation Savings Plan during 1999.


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


Note 4.  Reconciliation of Financial Statements to Form 5500

As of December 31, 1999, the Plan had no pending distributions to participants who elected to withdraw from the Plan. Therefore, there were no reconciling items between the accompanying financial statements and Form 5500.


Note 5.  Investment Income

For the year ended December 31, 1999, the Plan assets increased in value by $14,476,924 which represented interest and dividends, realized gains/losses, unrealized appreciation/depreciation, and administrative fees for the investments.

Note 6.  Insurance Contracts

The insurance contracts are held by John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company, New York Life Insurance Company and Principal Mutual Life Insurance Company. There were 5 contracts with interest rates from 6.15% to 6.75% and maturities from April 2000 to October 2000 as of December 31, 1999. There are no reserves against contract value for credit risk of the contract issuer or otherwise.


Note 7.  Significant Investments

For the year ended December 31, 1999, the Plan had the following investments which represented more than five percent of the net assets available for plan benefits:

         Fund                                                      Market Value
         Growth & Income Fund                                      $43,868,815
         Managed Income Fund                                       20,011,881
         Blue Chip Fund                                            12,423,435
         OTC Portfolio Fund                                        10,048,325
         Spartan US Equity Index Fund                              6,355,053


Note 8.  Tax Status

On December 18, 1997, the Company received a favorable determination letter in which the Internal Revenue Service stated that the Plan is in compliance with the requirements for a qualified plan under Section 401(a) of the Internal Revenue Code and the trust is exempt from federal income taxes under the provisions of Section 501(a) of the Code.


Note 9.  Master Trust

A master trust exists between Fidelity Management Trust Company, the ACNielsen Corporation Savings Plan and the ACNielsen Corporation Employee Stock Ownership Plan.
                                                        11
================================================================================


                                                                                 Schedule 1
                                                     ACNIELSEN CORPORATION
                                                         SAVINGS PLAN
                                SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                                       As of December 31, 1999

                                                               EIN 06-1454128
                                                                  PLAN #001
Description of Investment               Maturity Date  Interest Rate    Cost          Market/Contract
---------------------------------------------------------------------------------------------------

Common Stock:
     ACNielsen Stock Fund                                             $3,578,883        $4,691,044
                                                                     ------------------------------
Total Common Stock                                                     3,578,883         4,691,044

Insurance Contracts:
     Fidelity IPL                                                     18,214,865        18,214,865
     John Hancock GAC # 8776              3-Apr-00          6.22%         65,167            65,167
     Metropolitan Life GAC # 24712        2-Oct-00          6.15%         58,614            58,614
     Metropolitan Life GAC # 24714        3-Apr-00          6.75%        141,755           141,755
     New York Life GAC # 30644-002        3-Apr-00          6.25%         90,303            90,303
     Principal Mutual GAC # 4-26119-05    1-Oct-00          6.40%        677,841           677,841
                                                                     ------------------------------
Total Insurance Contracts                                             19,248,545        19,248,545

Registered Investment Companies
     Growth & Income Fund                                             33,560,881        43,868,815
     OTC Portfolio Fund                                                6,783,468        10,048,325
     Fidelity Europe Fund                                                196,114           209,115
     Blue Chip Fund                                                    9,364,773        12,423,435
     Asset Manager Fund                                                1,429,285         1,447,255
     Low-Priced Stock Fund                                             3,586,648         3,440,880
     Asset Manager: Growth Fund                                        2,038,240         2,089,631
     Emerging Markets Fund                                               357,617           469,438
     Diversified International Fund                                    3,165,973         4,490,261
     Asset Manager: Income Fund                                        1,309,865         1,297,197
     Spartan US Equity Index Fund                                      5,522,020         6,355,053
                                                                     ------------------------------
Total Registered Investment Companies                                 67,314,884        86,139,405

Cash Equivalents:
     Fidelity Institutional Cash Portfolio                               859,072           859,072
                                                                     ------------------------------
Total Cash Equivalents                                                   859,072           859,072

Loans To Participants *                                                     -            2,268,506

Total Investments                                                    $91,001,384      $113,206,572
                                                                     ==============================

* Interest rates of 8.00% to 11.50% and durations of 12 months to 177 months

The accompanying notes to financial statements are an integral part of this schedule.

                                                        12
================================================================================

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



Stamford, Connecticut,
June 1, 2000