Form 10-Q
period 2000-06-30
ACNIELSEN CORP
filed 2000-08-10
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                               -------------

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------      -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Shares Outstanding
          Title of Class                                   at July 31, 2000
          --------------                                  ------------------
           Common Stock,
     par value $.01 per share                                 57,829,737

                                          ACNIELSEN CORPORATION
                                            INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)                                           3
      Three Months Ended June 30, 2000 and 1999

Condensed Consolidated Statements of Income (Unaudited)                                           4
      Six Months Ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows (Unaudited)                                       5
      Six Months Ended June 30, 2000 and 1999

Condensed Consolidated Balance Sheets                                                             6
       June 30, 2000 (Unaudited) and December 31, 1999

Notes to Condensed Consolidated Financial Statements (Unaudited)                                 7-12

Item 2. Management's Discussion and Analysis of Financial                                       12-19
            Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About                                           20
            Market Risk


PART II.  OTHER INFORMATION                                                                     PAGE
---------------------------                                                                     ----

Item 1.  Legal Proceedings                                                                       20

Item 4.  Submission of Matters to a Vote of Security Holders                                     21

Item 6.  Exhibits and Reports on Form 8-K                                                        21

SIGNATURES                                                                                       22
----------


PART I. FINANCIAL INFORMATION
-----------------------------
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                       --------------------------------------------

                                                                                    2000                      1999
                                                                       ------------------          ----------------
Operating Revenue                                                              $401,784                  $380,700

Operating Costs                                                                 204,279                   185,130
Selling and Administrative Expenses                                             138,450                   136,867
Depreciation and Amortization                                                    23,370                    20,990
Operation Leading Edge Costs                                                     11,810                         -
Year 2000 Expenses                                                                    -                     3,522
                                                                       ------------------          ----------------

Operating Income                                                                 23,875                    34,191

Interest Income                                                                   1,994                     1,273
Interest Expense                                                                 (1,635)                     (889)
Other - Net                                                                        (256)                      267
                                                                       ------------------          ----------------
Other Income - Net                                                                  103                       651

Income Before Income Tax Provision                                               23,978                    34,842

Income Tax Provision                                                              9,109                    13,937
                                                                       ------------------          ----------------

Net Income                                                                      $14,869                   $20,905
                                                                       ==================          ================

Basic Earnings Per Share                                                          $0.26                     $0.36
                                                                       ==================          ================

Diluted Earnings Per Share                                                        $0.25                     $0.35
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,677                    57,808
                Diluted                                                          59,051                    60,147

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                       --------------------------------------------

                                                                                    2000                      1999
                                                                       ------------------          ----------------
Operating Revenue                                                              $775,792                  $734,651

Operating Costs                                                                 403,395                   368,762
Selling and Administrative Expenses                                             279,851                   274,783
Depreciation and Amortization                                                    46,088                    42,173
Operation Leading Edge Costs                                                     23,134                         -
Year 2000 Expenses                                                                    -                     7,366
                                                                       ------------------          ----------------

Operating Income                                                                 23,324                    41,567

Interest Income                                                                   4,051                     3,638
Interest Expense                                                                 (2,840)                   (1,683)
Other - Net                                                                        (284)                    1,259
                                                                       ------------------          ----------------
Other Income - Net                                                                  927                     3,214

Income Before Income Tax Provision and Cumulative Effect
  of Change in Accounting Principle                                              24,251                    44,781

Income Tax Provision                                                              9,215                    17,913
                                                                       ------------------          ----------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                      15,036                    26,868

Cumulative Effect to January 1, 1999, of Change in Accounting
  For Costs of Start-Up Activities, Net of Income Tax Benefits
  of $10,330                                                                          -                   (20,173)
                                                                       ------------------          ----------------

Net Income                                                                      $15,036                    $6,695
                                                                       ==================          ================

Basic Earnings  Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.26                     $0.47
  Cumulative Effect of Change in Accounting                                           -                     (0.35)
                                                                       ------------------          ----------------
Net Income                                                                        $0.26                     $0.12
                                                                       ==================          ================
Diluted Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.25                     $0.45
  Cumulative Effect of Change in Accounting                                           -                     (0.34)
                                                                       ------------------          ----------------
Net Income                                                                        $0.25                     $0.11
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,705                    57,682
                Diluted                                                          58,938                    60,026

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)
                                                                                          Six months ended June 30,
                                                                                  ------------------------------------------
                                                                                               2000                    1999
                                                                                  ------------------      ------------------

----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                              $   15,036                $  6,695
Reconciliation of Net Income  to Net Cash
 Provided by Operating Activities:
    Cumulative Effect of Change in Accounting Principle:
       Costs of Start-Up Activities                                                              -                  20,173
    Depreciation and Amortization                                                           46,088                  42,173
    Deferred Income Taxes                                                                   (8,954)                  8,004
    Operation Leading Edge Costs                                                            23,134                       -
    Payments Related to Special Charges                                                    (12,271)                 (1,593)
    Postemployment Benefit Expense                                                           1,109                   1,137
    Postemployment Benefit Payments                                                         (4,140)                 (5,411)
    Net Increase in Accounts Receivable                                                    (19,599)                (17,827)
    Net Change in Other Working Capital Items                                              (18,688)                (33,653)
    Other                                                                                   (3,204)                  3,066
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   18,511                  22,764
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                                       (23,629)                (29,163)
Additions to Computer Software                                                             (15,520)                (16,735)
Payments for Acquisition of Businesses and Other Investments                               (28,575)                (11,457)
Other                                                                                        1,339                  (9,015)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                      (66,385)                (66,370)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase in Short-Term Borrowings                                                           26,201                  26,111
Treasury Stock Purchases                                                                    (5,401)                 (6,111)
Proceeds from the Sale of Common Stock under Option Plans                                    1,839                   9,099
Other                                                                                         (991)                    825
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                   21,648                  29,924
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                           (6,510)                 (3,843)
----------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                      (32,736)                (17,525)
Cash and Cash Equivalents, Beginning of Period                                             135,199                 100,533
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                 $ 102,463               $  83,008
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest                                                 $   2,770               $   1,331
Cash Paid During the Period for Income Taxes                                             $  16,068               $  19,930


See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets

(Amounts in thousands)

                                                                                  June 30,             December 31,
                                                                                    2000                   1999
                                                                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                          $    102,463          $    135,199
Accounts Receivable - Net                                                               293,063               294,266
Other Current Assets                                                                     70,579                62,041
                                                                             --------------------    ------------------
                    Total Current Assets                                                466,105               491,506
Notes Receivable and Other Investments                                                   74,671                35,812
Property, Plant and Equipment-Net                                                       149,777               159,100

Other Assets-Net
Prepaid Pension                                                                          70,593                70,744
Computer Software                                                                        63,233                64,310
Intangibles and Other Assets                                                             54,325                53,050
Goodwill                                                                                344,437               353,364
                                                                             --------------------    ------------------
                    Total Other Assets-Net                                              532,588               541,468
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $   1,223,141         $   1,227,886
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                                                                    $    70,478           $    83,099
Short-Term Debt                                                                         133,250               109,164
Accrued and Other Current Liabilities                                                   269,423               300,017
Accrued Income Taxes                                                                     76,949                74,306
                                                                             --------------------    ------------------
                    Total Current Liabilities                                           550,100               566,586
Postretirement and Postemployment Benefits                                               52,559                53,369
Deferred Income Taxes                                                                    71,138                58,571
Other Liabilities                                                                        13,388                27,524
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       687,185               706,050
-----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                                601                   599
Additional Paid-in Capital                                                              517,077               512,475
Retained Earnings                                                                       172,832               157,796
Treasury Stock                                                                          (53,490)              (48,089)
Accumulated Other Comprehensive Income (Loss):
     Cumulative Translation Adjustment                                                 (123,730)             (101,202)
     Unrealized Gains on Investments, Net                                                22,809                   166
     Fair Market Value of Forward Exchange Contracts                                       (143)                   91
                                                                             --------------------    ------------------
Total Shareholders' Equity                                                              535,956               521,836
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  1,223,141          $  1,227,886
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

During the quarter ended June 30, 2000 the Company recorded a charge totaling $11,810, before tax, related to Operation Leading Edge. The charge included $4,686 to create new capabilities by improving the Company's information delivery systems, $2,586 for overhead rationalization and $4,538 for business closures. Severance charges were related to overhead rationalization and business closures. Severance charges are accrued when under the approved severance plan the number of employees, their job class and locations are known, and required notification has occurred. Business re-engineering and design costs are recorded as incurred. The following table details the activity for Operation Leading Edge during the quarter:


                                       Balance                                                               Balance
                                    April 1, 2000       Charges          Payments           Non-Cash      June 30, 2000

Severance                                    $7,716        $ 4,690             $(5,344)           $  -           $ 7,062
Business Re-engineering, Design
and Other Costs                               1,510          5,493              (3,904)              -             3,099

Transition                                        -            362                (362)              -                 -

Non-Cash                                          -          1,265                   -           (1,265)               -
                                   ----------------- -------------- -------------------- --------------- ----------------

                            Total            $9,226        $11,810             $(9,610)        $(1,265)          $10,161
                                   ----------------- -------------- -------------------- --------------- ----------------

Severance charges in the quarter related to the elimination of 95 positions, primarily in Asia Pacific, that resulted from streamlining operations and closedown of a line of business. Business re-engineering, design and other costs relate primarily to external consultants retained to assist in re-engineering and designing the Company's information processing and content delivery systems. Transition expense represents dual production costs incurred to establish a single regional operating platform in Europe. Non-cash charges were for assets removed from service upon closure of the line of business.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the respective periods (amounts in thousands, except per share data):

Three months ended June 30                                                                2000           1999
-------------------------------------------------------------------------------- -------------- --------------

Weighted-average number of shares outstanding for basic EPS                             57,677         57,808
Dilutive effect of shares issuable as of period-end under stock option plans             1,374          2,339
                                                                                        ------         ------
Weighted-average number of shares and share equivalents for diluted EPS                 59,051         60,147
                                                                                        ======         ======
Net Income                                                                             $14,869        $20,905
                                                                                       =======        =======
Basic Earnings Per Share                                                                $ 0.26         $ 0.36
                                                                                        ======         ======
Diluted Earnings Per Share                                                              $ 0.25         $ 0.35
                                                                                        ======         ======



Six Months Ended June 30                                                                  2000           1999
-------------------------------------------------------------------------------- -------------- --------------

Weighted-average number of shares outstanding for basic EPS                             57,705        57,682
Dilutive effect of shares issuable as of period-end under stock option plans             1,233         2,344
                                                                                        ------        ------
Weighted-average number of shares and share equivalents for diluted EPS                 58,938        60,026

Income Before Cumulative Effect of Change in Accounting
   Principle                                                                          $ 15,036      $ 26,868
Cumulative Effect to January 1, 1999, of Change in Accounting For Costs of
   Start-Up Activities, Net of Income Tax Benefits of $10,330                                -       (20,173)
                                                                                      --------      --------
Net Income                                                                             $15,036        $6,695
                                                                                       =======        ======

Basic Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.26        $ 0.47
   Cumulative Effect of Change in Accounting                                                 -         (0.35)
                                                                                        ------        ------

Net Income                                                                              $ 0.26        $ 0.12
                                                                                        ======        ======

Diluted Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                              $ 0.25        $ 0.45
   Cumulative Effect of Change in Accounting                                                 -         (0.34)
                                                                                        ------        ------

Net Income                                                                              $ 0.25        $ 0.11
                                                                                        ======        ======

Note 4 - Other Comprehensive Income (Loss)

The Company's Comprehensive Income (Loss) for the periods ended June 30, 2000 and 1999, reported net of tax, are set forth in the following table:

Three Months Ended June 30                                                                2000           1999
----------------------------------------------------------------------------- ----------------- --------------
Net Income                                                                            $14,869        $20,905

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                           (22,853)          (350)
   Unrealized Gains on Investments                                                     11,795              -
   Fair Market Value of Forward Exchange Contracts                                       (119)           391
                                                                                      --------       --------

        Comprehensive Income                                                           $3,692        $20,946
                                                                                       ======        =======


Six Months Ended June 30                                                                 2000           1999
----------------------------------------------------------------------------- ----------------- --------------
Net Income                                                                            $15,036         $6,695

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                           (22,528)       (14,700)
   Unrealized Gains on Investments                                                     22,643              -
   Fair Market Value of Forward Exchange Contracts                                       (234)         1,352
                                                                                      --------       --------

        Comprehensive Income (Loss)                                                   $14,917        $(6,653)
                                                                                      =======        ========


Note 5 - Marketable Securities

Marketable securities are classified as Other Investments in the accompanying balance sheet. At June 30, those marketable securities (consisting of the Company's investment in NetRatings, Inc.) which are available for sale were reported at fair value of $51,154, including a gross unrealized gain of $38,015. The change in net unrealized gains on such investments totaled $11,795 for the quarter ended June 30, 2000, and was credited to other comprehensive income.


Note 6 - Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 7 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During the first half of 2000, the Company repurchased 281,765 shares of its common stock for a total of $5,401.

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

On July 7, 1997, IRI filed an amended complaint seeking to replead the claim of attempted monopolization in the United States, which had been dismissed by the Court in its May 6, 1997 decision. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied defendants' motion. On December 22, 1999, defendants filed a motion for partial summary judgement seeking to dismiss IRI's non U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery is currently ongoing.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
          of Operations (Dollar amounts in thousands, except per share data)
          ------------------------------------------------------------------


Quarter ended June 30, 2000 compared with Quarter ended June 30, 1999

The Company reported net income of $14,869 or $0.25 per diluted share, which included a pre-tax charge of $11,810 ($7,436 after-tax) for Operation Leading Edge, the Company's accelerated growth plan. The current quarter results also include $4,950 of operating losses ($3,116 after-tax) for ACNielsen eRatings.com (eRatings), the Company's Internet measurement business. Excluding the aforementioned charges, the Company's earnings (after-tax) were $25,421, compared with $20,905 in the prior year.

Revenue for the quarter ended June 30, 2000 was $401,784, an increase of 5.5% from the second quarter of 1999, after a negative $15,586 impact from foreign currency translation. In local currency, revenue advanced 9.6%, as all regions posted solid growth.

Operating income was $23,875, which included $11,810 of costs for Operation Leading Edge and $4,950 of operating losses for eRatings. Excluding these charges, operating income increased 18.8% to $40,635 from $34,191 in 1999 (or increased 22% excluding a negative foreign currency translation impact of $1,064). Strong revenue growth, particularly in the United States, drove the increase.

Other income-net was $103, compared with $651 in the second quarter of 1999, primarily reflecting some losses from foreign exchange.

The Company's operating results for the quarters ended June 30, 2000 and 1999 are set forth in the table below.


                                                   Operating Revenue             Operating Income
                                                                                      (Loss)
                                            ------------------------------- --------------------------
                                                      2000          1999         2000          1999

United States                                     $132,457       $119,722     $18,724       $15,526
Canada/Latin America                                51,480         44,987       8,036         7,458
                                                  --------       --------     -------       -------
    Total Americas                                 183,937        164,709      26,760        22,984
Europe, Middle East & Africa                       145,548        150,711       8,619        10,468
Asia Pacific                                        71,844         65,280       5,256         4,261
Year 2000 Costs                                          -              -           -        (3,522)
                                                  --------       --------     -------       -------
  Subtotal - Regions                               401,329        380,700      40,635        34,191
ACNielsen eRatings                                     455              -      (4,950)            -
                                                  --------       --------     -------       -------
   Subtotal                                        401,784        380,700      35,685        34,191
Operation Leading Edge                                   -                    (11,810)            -
                                                  --------       --------     -------       -------

   Total                                          $401,784       $380,700     $23,875       $34,191
                                                  ========       ========     =======       =======

The following discusses the Company's segment results:

Total Americas revenue increased 11.7% to $183,937 from $164,709. Excluding the negative impact of currency translation of $591, revenue increased 12.0%, as the U.S., Canada, and Latin America each reported double-digit growth. Operating income was $26,760, a $3,776 or 16.4% improvement over the prior year.

In the United States, revenue grew 10.6% to $132,457 led by double-digit growth from account-level retail measurement and consumer panel services. The growth also reflected the addition of revenue from ACNielsen Market Decisions (Market Decisions), which was fully acquired in June 1999. Operating income was $18,724, an increase of 20.6% over the prior year. The gain was primarily driven by strong revenue growth from higher margin services.

In Canada and Latin America, reported revenue rose 14.4% to $51,480, after absorbing $591 in negative foreign currency translation impacts. Revenues advanced 15.7% in local currency, reflecting especially strong growth in Canada, Mexico and Brazil. Operating income increased 7.8% to $8,036 from $7,458 in 1999. Local currency operating income increased 9.5%, reflecting the higher revenue.

Revenue in the Europe, Middle East & Africa ("EMEA") region decreased 3.4% to $145,548, from $150,711 in 1999, reflecting a $15,178 negative impact from translating local currencies to the U.S. dollar. Revenue rose 6.6% in local currency, as the United Kingdom, France, the Nordic countries and Emerging Markets each turned in a strong quarter, and ACNielsen BASES continued its expansion in Europe. Total operating income decreased 17.7% to $8,619 from $10,468 in 1999, including a $986 negative foreign currency translation impact. Local currency operating income decreased 8.2%, reflecting a decline in Germany, where difficulties have been experienced with the transition to the new MarketTrack retail measurement service. However, a number of key markets, especially France and the U.K., delivered significant operating income improvements.

Asia Pacific's revenue increased 10.1% to $71,844 from $65,280, led by double-digit growth in Hong Kong, Korea, and Southeast Asia. In local currency, revenue increased 9.8%. Along business lines, regionwide results were strong in media measurement and customized research, especially in the areas of multi-country and proprietary research. Retail measurement posted solid growth in Asia and Japan. Reported operating income increased 23.4% to $5,256 from $4,261, with particularly strong growth in Japan, Korea and Malaysia, partially offset by a decline in Australia.

ACNielsen eRatings.com began to deliver information from its Internet measurement service in the United Kingdom, Ireland, Australia, New Zealand, and Singapore. This resulted in revenue of $455 for the quarter and an operating loss of $4,950.

Six months ended June 30, 2000 compared with six months ended June 30, 1999

The Company reported net income of $15,036 or $0.25 per diluted share, which included a pre-tax charge of $23,134 ($14,343 after-tax) for Operation Leading Edge. The first half 2000 results also include $9,627 ($5,969 after-tax) of operating losses related to eRatings, the Company's Internet measurement business. Excluding the aforementioned charges, the Company's after-tax earnings were $35,348, compared with $26,868, before the cumulative effect of a change in accounting in 1999.

Revenue for the six months ended June 30, 2000 was $775,792, an increase of 5.6% from the first half of 1999, after a negative $29,891 impact from foreign currency translation. In local currency, revenue advanced 9.7%.

Operating income was $23,324,which included $23,134 of costs for Operating Leading Edge and $9,627 of operating losses for eRatings. Excluding these charges, operating income increased 34.9% to $56,085 from $41,567 in 1999, reflecting solid performance in the Americas and Asia Pacific.

Other income-net was $927, compared with $3,214 in the first half of 1999, primarily reflecting higher interest expense on higher borrowings, and the absence of gains from foreign exchange.

The Company's operating results by segment for the six months ended June 30, 2000 and 1999 are set forth in the table below.

                                                    Operating Revenue             Operating Income
                                                                                      (Loss)
                                              ----------------------------  --------------------------
                                                    2000           1999         2000          1999

United States                                     $255,009       $227,957     $30,698       $25,504
Canada/ Latin America                               99,344         89,154      13,183        11,773
                                                  --------       --------     -------       -------
    Total Americas                                 354,353        317,111      43,881        37,277
Europe, Middle East & Africa                       281,461        289,824       5,189         6,518
Asia Pacific                                       139,523        127,716       7,015         5,138
Year 2000 Costs                                          -              -           -        (7,366)
                                                  --------       --------     -------       -------
  Subtotal - Regions                               775,337        734,651      56,085        41,567
ACNielsen eRatings                                     455              -      (9,627)            -
                                                  --------       --------     -------       -------                        -
   Subtotal                                        775,792        734,651      46,458        41,567
Operation Leading Edge                                   -              -     (23,134)            -
                                                  --------       --------     -------       -------

   Total                                          $775,792       $734,651     $23,324       $41,567
                                                  ========       ========     =======       =======


The following discusses the Company's segment results:

Total Americas revenue increased 11.7% to $354,353 from $317,111. Excluding the negative impact of currency translation of $2,641, which was primarily due to the devaluation of the Brazilian currency in the first quarter of 1999, revenue increased 12.6%, as the U.S., Canada and Latin America each turned in strong results. Operating income was $43,881, a $6,604 or 17.7% improvement over the prior year. Excluding a $590 negative foreign currency translation impact, due primarily to the devaluation of currencies in Latin America, operating income increased 19.3%.

In the United States, revenue grew 11.9% to $255,009, reflecting an increase in retail measurement services, as account-level sales increased 18% and consumer panel revenue rose 11%. Operating income was $30,698, an increase of $5,194, or 20.4% over the prior year.

In Canada and Latin America, revenue rose 11.4% to $99,344, after absorbing $2,642 in negative foreign currency translation impacts. Revenue advanced 14.4% in local currency reflecting strong growth in Canada, Mexico and Brazil.
Reported operating income increased 12.0% to $13,183 from $11,773. Local currency operating income increased 17.0%, reflecting the higher revenue.

Revenue in EMEA decreased 2.9% to $281,461, from $289,824 in the first six months of 1999, reflecting a $29,238 negative impact from local currencies weakening against the dollar. In local currency, revenue rose 7.2% reflecting strong increases in the U.K., France and the Nordics. Operating income for the region declined 20.4% to $5,189 from $6,518. In local currency, operating income declined 12.5% as strong performances in key markets such as France and the U.K. were offset by a decline in Germany due to difficulties in the transition to MarketTrack.

Asia Pacific's revenue increased 9.2% to $139,523 from $127,716. In local currency, revenue increased 7.7% led by increases in Korea, Greater China and Indonesia. Operating income rose 36.5% to $7,015 from $5,138 in the prior year. Local currency operating income increased 31.1% reflecting strong results in North Asia and operating efficiencies in Japan, partially offset by a decline in Australia.

eRatings spending related to the ongoing rollout of the Nielsen/NetRatings service and other business activities resulted in a $9,627 operating loss in the first half of 2000. eRatings is reporting information in its first five markets and 150 clients were signed to contracts with a total annualized value of $3,000 in the first half of 2000.

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

During the quarter ended June 30, 2000, the Company recorded a charge totaling $11,810, before tax, related to Operation Leading Edge. The charge related to the U.S. ($1,184), Canada and Latin America ($906), EMEA ($4,038) and Asia Pacific ($5,682). The charge included $4,686 to create new capabilities by improving the Company's information delivery systems, $2,586 for overhead rationalization and $4,538 for business closures. The following table details the activity for Operation Leading Edge during the quarter:


                                        Balance                                                              Balance
                                     April 1, 2000      Charges          Payments           Non-Cash      June 30, 2000
Severance                                  $7,716        $ 4,690             $(5,344)           $  -            $ 7,062
Business Re-engineering, Design
and Other Costs                             1,510          5,493              (3,904)              -              3,099

Transition                                      -            362                (362)              -                  -

Non-Cash                                        -          1,265                    -         (1,265)                 -
                                   ----------------- -------------- -------------------- --------------- ----------------
                            Total          $9,226        $11,810             $(9,610)        $(1,265)           $10,161
                                   ----------------- -------------- -------------------- --------------- ----------------


Severance charges in the quarter related to the elimination of 95 positions, primarily in Asia Pacific, that resulted from streamlining operations and a closedown of a line of business. Business re-engineering, design and other costs relate primarily to external consultants retained to assist in re-engineering and designing the Company's information processing and content delivery systems. Transition expense represents dual production costs incurred to establish a single regional operating platform in Europe. Non-cash charges were for assets removed from service upon closure of the line of business. Savings realized from the actions taken during the quarter were not significant.

Liquidity and Capital Resources
Six Months Ended June 30, 2000 and 1999

Net cash provided by operating activities for the six months ended June 30, 2000 totaled $18,511 compared with $22,764 for the comparable period in 1999. The decrease resulted from lower cash income ($7,917) and increased deferred income taxes ($16,958). These decreases were partially offset by the accrual for Operation Leading Edge in excess of payments for special charges during the period ($12,456) and a lower increase in other working capital items ($14,965) as compared with the first half of 1999.

Net cash used in investing activities was $66,385 for the six months ended June 30, 2000, compared with $66,370 for the comparable period in 1999. Total cash usage was essentially unchanged, as reductions in capital expenditures ($5,534), computer software additions ($1,215) and other investing ($10,354) were mainly offset by increased payments for the acquisition of businesses ($17,118). The first half included an installment payment of $9,294 for ANR Amer Nielsen Research Limited (fully acquired in 1998), $5,661 for Market Decisions (fully acquired in 1999) and an earnout payment of $10,413 for ACNielsen BASES (acquired in 1998).

Net cash provided by financing activities for the six months ended June 30, 2000 totaled $21,648, compared with $29,924 for the comparable period in 1999. The decrease in cash provided of $8,276 primarily reflected a decrease in cash proceeds from the sale of stock under option plans ($7,260).

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

The following table presents the notional amounts, fair values and average exchange rates of the foreign exchange forward contracts outstanding at June 30, 2000 (in thousands of U.S. dollars, except average foreign exchange rates):


                                                  Notional         Fair           Average
                                                   Amounts         Value          Foreign
                                                                                  Exchange
                                                                                   Rates
           Euro                                     $2,840         $(108)           0.9067
           Australian dollars                        1,024             9            1.7269
           Canadian dollars                          1,958           (31)           1.5012
           Swiss francs                                114            (3)           1.7130
           Japanese yen                                330            13          101.2867
           Danish krone                                126            (5)           8.2538
           Other                                     1,871           (19)
           --------------------------------- -------------- -- ----------
           Total                                    $8,263         $(144)
           --------------------------------- -------------- -- ----------

In July, 2000, the Company entered into additional foreign exchange forward contracts totaling $7,922 (notional amounts) to hedge against the effect of exchange rate fluctuations on forecasted purchases described above. These forward contracts mature in monthly installments at various dates through November 2000.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the IRI Action contained in Note 7 to the condensed consolidated financial statements of the Company earlier in this report and to the description of such action contained in Part 1, Item 3, of the Company's Annual Report on Form 10-K for the 1999 fiscal year. On December 22, 1999, defendants filed a motion for partial summary judgement seeking to dismiss IRI's non U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies.

Item 4. Submission of Matters to a Vote of Security Holders
-------

The annual meeting of shareholders of ACNielsen Corporation was held on April 19, 2000. The following nominees for director named in the proxy statement dated March 10, 2000 were elected at the meeting by the votes indicated.

                                       For                            Withheld
     Donald W. Griffin              52,491,470                         136,506
     Robert M. Hendrickson          52,477,687                         150,289
     Brian B. Pemberton             52,513,341                         114,635
     Nicholas L. Trivisonno         52,490,666                         137,310

The votes in favor of the election of the nominees represent at least 99.7% of the shares voted for each of the nominees.

The ratification of the selection of Arthur Andersen LLP as independent public accountants to audit the Company's consolidated financial statements for 2000 was approved by the following vote:

                                   For              Against           Abstain
     Number of shares           52,495,823          74,599            57,554


Item 6. Exhibits and Reports on Form 8-K.
-------

(a)     Exhibits.

         (27) Financial Data Schedule (filed electronically)

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ACNIELSEN CORPORATION
                                             (Registrant)

Date:  August 10, 2000               /s/ Robert J. Chrenc
                                     ------------------------------
                                         Robert J. Chrenc
                                         Executive Vice President
                                          and Chief Financial Officer



Date:  August 10, 2000               /s/ Michael S. Geltzeiler
                                     ------------------------------
                                         Michael S. Geltzeiler
                                         Senior Vice President and Controller