Form 10-Q
period 2000-09-30
ACNIELSEN CORP
filed 2000-11-09
CIK 1019878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                        Commission file number 001-12277


                              ACNIELSEN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  06-1454128
----------------------------------------   ------------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

   177 Broad Street, Stamford, CT                         06901
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (203) 961-3000
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares Outstanding
           Title of Class                          at October 31, 2000
           --------------                          -------------------
           Common Stock,
      par value $.01 per share                          57,808,854

                                       ACNIELSEN CORPORATION

                                        INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)                                           3
      Three Months Ended September 30, 2000 and 1999

Condensed Consolidated Statements of Income (Unaudited)                                           4
      Nine Months Ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows (Unaudited)                                       5
      Nine Months Ended September 30, 2000 and 1999

Condensed Consolidated Balance Sheets                                                             6
      September 30, 2000 (Unaudited) and December 31, 1999

Notes to Condensed Consolidated Financial Statements (Unaudited)                                7-12

Item 2. Management's Discussion and Analysis of Financial                                       12-19
            Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About                                           19
            Market Risk


PART II.  OTHER INFORMATION                                                                     PAGE
---------------------------                                                                     ----

Item 1.  Legal Proceedings                                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                                        19


SIGNATURES                                                                                       20
----------


PART I. FINANCIAL INFORMATION
-----------------------------
Item I. FINANCIAL STATEMENTS

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------

                                                                              2000                      1999
                                                                       ------------------          ----------------

Operating Revenue                                                              $390,949                  $381,911

Operating Costs                                                                 196,009                   188,796
Selling and Administrative Expenses                                             134,016                   133,552
Depreciation and Amortization                                                    22,031                    20,028
Operation Leading Edge Costs                                                     12,118                        -
Year 2000 Expenses                                                                   -                      2,590
                                                                       ------------------          ----------------

Operating Income                                                                 26,775                    36,945


Interest Income                                                                   2,517                     1,694
Interest Expense                                                                 (1,759)                     (900)
Other - Net                                                                        (161)                    1,292
                                                                       ------------------          ----------------
Other Income - Net                                                                  597                     2,086

Income Before Income Tax Provision                                               27,372                    39,031

Income Tax Provision                                                             10,402                    15,612
                                                                       ------------------          ----------------

Net Income                                                                      $16,970                   $23,419
                                                                       ==================          ================

Basic Earnings Per Share                                                          $0.29                     $0.40
                                                                       ==================          ================

Diluted Earnings Per Share                                                        $0.29                     $0.39
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,794                    57,952
                Diluted                                                          59,467                    60,128

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except per share amounts)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------

                                                                              2000                        1999
                                                                       ------------------          ----------------

Operating Revenue                                                            $1,166,741                $1,116,562

Operating Costs                                                                 599,404                   557,558
Selling and Administrative Expenses                                             413,867                   408,335
Depreciation and Amortization                                                    68,119                    62,201
Operation Leading Edge Costs                                                     35,252                        -
Year 2000 Expenses                                                                   -                      9,956
                                                                         ----------------          ----------------

Operating  Income                                                                50,099                    78,512

Interest Income                                                                   6,568                     5,343
Interest Expense                                                                 (4,599)                   (2,583)
Other - Net                                                                        (445)                    2,540
                                                                       ------------------           ----------------
Other Income - Net                                                                1,524                     5,300

Income Before Income Tax Provision and Cumulative Effect
  of Change in Accounting Principle                                              51,623                    83,812

Income Tax Provision                                                             19,617                    33,525
                                                                       ------------------          ----------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                      32,006                    50,287

Cumulative Effect to January 1, 1999, of Change in Accounting
  For Costs of Start-Up Activities, Net of Income Tax Benefits
  of $10,330                                                                         -                    (20,173)
                                                                       ------------------          ----------------

Net Income                                                                      $32,006                   $30,114
                                                                       ==================          ================

Basic Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.55                     $0.87
  Cumulative Effect of Change in Accounting                                          -                      (0.35)
                                                                       ------------------          ----------------
Net Income                                                                        $0.55                     $0.52
                                                                       ==================          ================

Diluted Earnings Per Share:
  Income Before Cumulative Effect of Change in Accounting                         $0.54                     $0.84
  Cumulative Effect of Change in Accounting                                          -                      (0.34)
                                                                       ------------------          ----------------
Net Income                                                                        $0.54                     $0.50
                                                                       ==================          ================
Weighted Average Number of Shares Outstanding
                Basic                                                            57,735                    57,773
                Diluted                                                          59,188                    60,203

See accompanying notes to the condensed consolidated financial statements (unaudited).

ACNIELSEN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)
                                                                                       Nine months ended September 30,
                                                                                  ------------------------------------------
                                                                                         2000                    1999
                                                                                  ------------------      ------------------

----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                              $   32,006               $  30,114
Reconciliation of Net Income  to Net Cash
 Provided by Operating Activities:
    Cumulative Effect of Change in Accounting Principle:
       Costs of Start-Up Activities                                                             -                   20,173
    Depreciation and Amortization                                                           68,119                  62,201
    Deferred Income Taxes                                                                   (8,489)                  1,609
    Operation Leading Edge Costs                                                            35,252                      -
    Payments Related to Operating Leading Edge and other Special Charges                   (27,296)                 (2,898)
    Postemployment Benefit Expense                                                           1,976                   1,275
    Postemployment Benefit Payments                                                         (5,509)                 (6,052)
    Net (Increase) Decrease in Accounts Receivable                                         (23,578)                  1,933
    Net Change in Other Working Capital Items                                                 (479)                (33,244)
    Other                                                                                   (4,016)                  3,004
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   67,986                  78,115
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital Expenditures                                                                       (33,275)                (42,143)
Additions to Computer Software                                                             (22,653)                (27,163)
Payments for Acquisition of Businesses and Other Investments                               (28,678)                (24,540)
Other                                                                                        1,710                  (4,979)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                      (82,896)                (98,825)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Increase in Short-Term Borrowings                                                           17,381                  22,447
Treasury Stock Purchases                                                                    (8,485)                (10,109)
Proceeds from the Sale of Common Stock under Option Plans                                    3,996                  12,293
Other                                                                                         (986)                    909
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                   11,906                  25,540
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                           (6,677)                 (4,619)
----------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                            (9,681)                    211
Cash and Cash Equivalents, Beginning of Period                                             135,199                 100,533
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                 $ 125,518               $ 100,744
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest                                                 $   4,306               $   1,815
Cash Paid During the Period for Income Taxes                                             $  24,683               $  27,837

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                       5

ACNIELSEN CORPORATION
Condensed Consolidated Balance Sheets

(Amounts in thousands)

                                                                                September 30,          December 31,
                                                                                    2000                   1999
                                                                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                          $    125,518          $    135,199
Accounts Receivable - Net                                                               296,465               294,266
Other Current Assets                                                                     71,895                62,041
                                                                             --------------------    ------------------
                    Total Current Assets                                                493,878               491,506

Notes Receivable and Other Investments                                                   60,477                35,812
Property, Plant and Equipment-Net                                                       147,365               159,100

Other Assets-Net
Prepaid Pension                                                                          73,269                70,744
Computer Software                                                                        62,767                64,310
Intangibles and Other Assets                                                             52,794                53,050
Goodwill                                                                                340,215               353,364
                                                                             --------------------    ------------------
                    Total Other Assets-Net                                              529,045               541,468
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $  1,230,765          $  1,227,886
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                                                                    $    71,580           $    83,099
Short-Term Debt                                                                         123,886               109,164
Accrued and Other Current Liabilities                                                   285,044               300,017
Accrued Income Taxes                                                                     74,421                74,306
                                                                             --------------------    ------------------
                    Total Current Liabilities                                           554,931               566,586
Post-retirement and Post-employment Benefits                                             54,969                53,369
Deferred Income Taxes                                                                    65,368                58,571
Other Liabilities                                                                        10,683                27,524
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       685,951               706,050
-----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock                                                                                603                   599
Additional Paid-in Capital                                                              520,292               512,475
Retained Earnings                                                                       189,802               157,796
Treasury Stock                                                                          (56,574)              (48,089)
Accumulated Other Comprehensive Income (Loss):
     Cumulative Translation Adjustment                                                 (124,049)             (101,202)
     Unrealized Gains on Investments, Net                                                14,574                   166
     Fair Market Value of Forward Exchange Contracts                                        166                    91
                                                                             --------------------    ------------------
Total Shareholders' Equity                                                              544,814               521,836
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  1,230,765          $  1,227,886
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                       6

ACNIELSEN CORPORATION
NOTES  TO  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS  (Dollar  amounts  in
thousands, except share and per share data)
(Unaudited)

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

During the quarter ended September 30, 2000 the Company recorded a charge totaling $12,118, before tax, related to Operation Leading Edge. The charge included $9,473 to create new capabilities by improving the Company's information delivery systems, $2,454 for overhead rationalization and $191 for business closures. Severance charges were related to overhead rationalization and business closures. Severance charges are accrued when under the approved severance plan the number of employees, their job class and locations are known, and required notification has occurred. Business re-engineering and design costs are recorded as incurred. The following table details the activity for Operation Leading Edge during the quarter:


                                           Accrual                                    Charged           Accrual
                                           Balance      Charges       Payments        Against           Balance
                                        July 1, 2000                                  Assets       September 30, 2000
                                     ---------------- ------------ ---------------- -------------- --------------------
Severance                                    $ 7,062      $   424       $ (3,163)      $     -                $ 4,323
Business Re-engineering, Design
and Other Costs                                3,099        7,562         (9,315)            -                  1,346

Transition                                        -         1,583         (1,583)            -                     -

Real Estate                                       -           681           (681)            -                     -

Non-Cash                                          -         1,868             -          (1,868)                   -
                                     ---------------- ------------ ---------------- -------------- --------------------

                            Total            $10,161      $12,118       $(14,742)      $ (1,868)              $ 5,669
                                     ---------------- ------------ ---------------- -------------- --------------------

Severance charges in the quarter related to the elimination of 68 positions, primarily in Europe, that resulted from business closures and overhead rationalization. Business re-engineering, design and other costs relate primarily to external consultants retained to assist in re-engineering and designing the Company's information processing and content delivery systems. Transition expense represents dual production costs incurred as the Company continues to convert country-level information to a harmonized regional system in Europe and to consolidate production sites in Asia. Non-cash charges in the quarter consisted of $338 for accelerated amortization and $1,530 for impairment losses. Accelerated amortization relates to computer software that will be replaced prior to the end of its normal service period, primarily due to the technology standardization that will result from the redesign of the European information and content delivery systems, and the impairment loss relates to the write-down of long-lived assets that will not be used based on management direction regarding global technological changes that resulted from a review of global business initiatives.

Note 3 - New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition, presentation, and disclosure in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal year 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the respective periods (amounts in thousands, except per share data):

Three Months Ended September 30                                                           2000           1999
-------------------------------------------------------------------------------- -------------- --------------

Weighted-average number of shares outstanding for basic EPS                             57,794         57,952
Dilutive effect of shares issuable as of period-end under stock option plans             1,673          2,176
                                                                                        ------         ------
Weighted-average number of shares and share equivalents for diluted EPS                 59,467         60,128
                                                                                        ======         ======
Net Income                                                                             $16,970        $23,419
                                                                                       =======        =======
Basic Earnings Per Share                                                               $  0.29        $  0.40
                                                                                       =======        =======
Diluted Earnings Per Share                                                             $  0.29        $  0.39
                                                                                       =======        =======

                                       8


Nine Months Ended September 30                                                        2000           1999
-------------------------------------------------------------------------------- -------------- --------------

Weighted-average number of shares outstanding for basic EPS                            57,735        57,773
Dilutive effect of shares issuable as of period-end under stock option
   plans                                                                                1,453         2,430
                                                                                     ---------     ---------
Weighted-average number of shares and share equivalents for diluted EPS                59,188        60,203
                                                                                     =========     =========

Income Before Cumulative Effect of Change in Accounting Principle                     $32,006       $50,287

Cumulative Effect to January 1, 1999, of Change in Accounting For Costs of
   Start-Up Activities, Net of Income Tax Benefits of $10,330                              -        (20,173)
                                                                                     ---------     ---------
Net Income                                                                            $32,006       $30,114
                                                                                     =========     =========

Basic Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                             $ 0.55        $ 0.87
   Cumulative Effect of Change in Accounting                                               -          (0.35)
                                                                                     ---------     ---------
Net Income                                                                             $ 0.55        $ 0.52
                                                                                     =========     =========

Diluted Earnings Per Share:
   Income Before Cumulative Effect of Change in Accounting                             $ 0.54        $ 0.84
   Cumulative Effect of Change in Accounting                                               -          (0.34)
                                                                                     ---------     ---------
Net Income                                                                             $ 0.54        $ 0.50
                                                                                     =========     =========


Note 5 - Other Comprehensive Income

The Company's  Comprehensive Income for the periods ended September 30, 2000 and
1999, reported net of tax, are set forth in the following table:

Three Months Ended September 30                                                       2000           1999
----------------------------------------------------------------------------- ----------------- --------------

Net Income                                                                            $16,970        $23,419

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                              (319)        (6,254)
   Unrealized Gains (Losses) on Investments                                            (8,235)            35
   Fair Market Value of Forward Exchange Contracts                                        309           (671)
                                                                                      --------      ---------

Comprehensive Income                                                                   $8,725        $16,529
                                                                                      ========      =========


Nine Months Ended September 30                                                           2000           1999
----------------------------------------------------------------------------- ----------------- --------------
Net Income                                                                            $32,006        $30,114

Other Comprehensive Income (Loss), Net of Tax:
   Foreign Currency Translation Adjustments                                           (22,847)       (20,954)
   Unrealized Gains on Investments                                                     14,408             35
   Fair Market Value of Forward Exchange Contracts                                         75            681
                                                                                     ---------       --------

        Comprehensive Income                                                          $23,642         $9,876
                                                                                     =========       ========


Note 6- Marketable Securities

Marketable securities are classified as Other Investments in the accompanying balance sheet. At September 30, those marketable securities (consisting of the Company's investment in NetRatings, Inc.) which are available for sale were reported at fair value of $37,429, including a gross unrealized gain of $24,294. The decrease in net unrealized gains on such investments totaled $8,235 for the quarter ended September 30, 2000, and was charged to other comprehensive income.

Note 7- Treasury Stock

The terms of the Indemnity and Joint Defense Agreement (see Note 8 below) limit the Company's ability to make certain payments ("Restricted Payments"), including payments for dividends and stock repurchases. Pursuant to such limitation, the aggregate amount of all Restricted Payments made by the Company cannot exceed the sum of $15,000 and 20% of the Company's cumulative net earnings, as defined, from November 1, 1996. The Board of Directors has authorized the Company to repurchase ACNielsen common stock up to the amount permitted by the Indemnity and Joint Defense Agreement. During the first nine months of 2000, the Company repurchased 406,854 shares of its common stock for a total of $8,485.

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

On July 7, 1997, IRI filed an amended complaint seeking to replead the claim of attempted monopolization in the United States, which had been dismissed by the Court in its May 6, 1997 decision. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied defendants' motion. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery is currently ongoing.

In connection with the IRI Action, Old D&B, Cognizant (the former parent company of IMS) and the Company entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that the Company will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Cognizant and Old D&B will share liability equally for any amounts in excess of the ACN Maximum Amount (such liability of Cognizant being hereinafter referred to as the "Cognizant Liabilities" and such liability of Old D&B being hereinafter referred to as the "Old D&B Liabilities"). The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which the Company is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of the Company without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of the Company, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

The Indemnity and Joint Defense Agreement also imposes certain restrictions on the payment of cash dividends and the ability of the Company to purchase its stock.

In June 1998, (i) Old D&B changed its name to R.H. Donnelley Corporation and spun off (the "D&B Spin") a company named The Dun & Bradstreet Corporation ("New D&B"), and (ii) Cognizant changed its name to Nielsen Media Research, Inc. ("NMR") and spun off (the "Cognizant Spin") a company named IMS Health Incorporated ("IMS Health"). On September 30, 2000, New D&B changed its name to Moody's Corporation and spun off (the "Moody's Spin") a company now named The Dun & Bradstreet Corporation ("Current D&B"). As contemplated by the terms of a Distribution Agreement (the "Distribution Agreement") dated as of October 28, 1996 among the Company, Old D&B and Cognizant, (i) New D&B, in connection with the D&B Spin, and Current D&B, in connection with the Moody's Spin, provided undertakings to the Company to be jointly and severally liable for the Old D&B Liabilities, and (ii) IMS Health, in connection with the Cognizant Spin, provided an undertaking to the Company to be jointly and severally liable for the Cognizant Liabilities. Also, in connection with certain other spin-off transactions since the date of the Distribution Agreement, the Company has received comparable undertakings with respect to the Cognizant Liabilities from Gartner Group, Inc. and Synavant Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Dollar amounts in thousands, except per share data)
--------------------------------------------------------------------------------

Quarter ended September 30, 2000 compared with Quarter ended September 30, 1999

The Company reported net income of $16,970 or $0.29 per diluted share, which included a pre-tax charge of $12,118 ($7,513 after-tax) for Operation Leading Edge, the Company's accelerated growth plan. The current quarter results also include $5,520 of operating losses ($3,422 after-tax) for ACNielsen eRatings.com (eRatings), the Company's Internet measurement business. Excluding the aforementioned charges, the Company's earnings (after-tax) were $ 27,905, compared with $ 23,419 in the prior year.

Revenue for the quarter ended September 30, 2000 was $390,949, an increase of 2.4% from the third quarter of 1999, after a negative $17,725 impact from foreign currency translation. In local currency, revenue advanced 7.0%, as all regions posted solid growth.

Operating income was $26,775, which included $12,118 of costs for Operation Leading Edge and $5,520 of operating losses for eRatings. Excluding these charges, operating income increased 20.2% to $44,413 from $36,945 in 1999 (or increased 26.2% excluding a negative foreign currency translation impact of $2,195). Strong revenue growth drove the increase.

Other income-net was $597, compared with $2,086 in the third quarter of 1999, primarily reflecting decreased gains from foreign exchange.

The Company's operating results for the quarters ended September 30, 2000 and 1999 are set forth in the table below.


                                                      Operating Revenue             Operating Income
                                                                                         (Loss)
                                                ---------------------------     -----------------------
                                                    2000          1999            2000           1999

United States                                     $130,318       $124,690        $20,085       $17,278
Canada/Latin America                                52,105         45,253          8,946         8,116
                                                 ----------      ---------       --------      --------
    Total Americas                                 182,423        169,943         29,031        25,394
Europe, Middle East & Africa                       134,035        142,264          7,372         7,429
Asia Pacific                                        73,648         69,704          8,010         6,712
Year 2000 Costs                                         -              -              -         (2,590)
                                                 ----------      ---------       --------      --------
  Subtotal - Regions                               390,106        381,911         44,413        36,945
ACNielsen eRatings                                     843             -          (5,520)           -
                                                 ----------      ---------       --------      --------
   Subtotal                                        390,949        381,911         38,893        36,945
Operation Leading Edge                                  -              -         (12,118)           -
                                                 ----------      ---------       --------      --------

   Total                                          $390,949       $381,911        $26,775       $36,945
                                                 ==========      =========       ========      ========


The following discusses the Company's segment results:

Total Americas revenue increased 7.3% to $182,423 from $169,943. Excluding the negative impact of currency translation of $811, revenue increased 7.8%, as Canada and Latin America each reported strong growth. Operating income was $29,031, a $3,637 or 14.3% improvement over the prior year.

In the United States, revenue grew 4.5% to $130,318. ACNielsen U.S. revenue grew 9.3% due to rising sales of account-level retail measurement and consumer panel services. However, lower demand for the test-marketing services of ACNielsen BASES and ACNielsen Market Decisions held down reported results for the United States overall. Operating income was $20,085, an increase of 16.2% over the prior year. The gain was primarily driven by revenue growth and a 33% operating income increase at ACNielsen U.S.

In Canada and Latin America, reported revenue rose 15.1% to $52,105, after absorbing $811 in negative foreign currency translation impacts. Revenues advanced 16.9% in local currency, reflecting especially strong growth in Mexico, Brazil and Canada. Operating income increased 10.2% to $8,946 from $8,116 in 1999. Local currency operating income increased 13.1%, reflecting the higher revenue.

Revenue in the Europe, Middle East & Africa ("EMEA") region decreased 5.8% to $134,035, from $142,264 in 1999, reflecting a $14,939 negative impact from foreign currency translation, primarily the result of the weak euro and British pound. Local currency revenue increased 4.7%, led by growth in the United Kingdom, France, the Nordic countries and Emerging Markets, and by the continued expansion of ACNielsen BASES in Europe. After a $1,512 negative impact from foreign-currency translation, total operating income of $7,372 remained essentially even with the prior year. Local currency operating income increased 19.6%, with the United Kingdom delivering a particularly strong quarter. Overall growth was held down by a decline in Germany, due to difficulties in the transition to MarketTrack.

Asia Pacific's revenue increased 5.7% to $73,648 from $69,704, led by overall growth in customized research and media measurement. Also, retail measurement sales were up in Asia. The weak Australian and New Zealand dollars, in particular, held back reported growth. Revenue in local currency increased 8.5%, as Greater China, Korea, and Southeast Asia produced solid results. Reported operating income increased 19.3% to $8,010 from $6,712. Excluding foreign translation, operating income increased 26.1% for the quarter.

During the third quarter, eRatings began delivering Internet audience and advertising information in six new countries - Denmark, Finland, France, Italy, Norway and Sweden. The business now operates in 12 markets outside the U.S. and Canada. For the quarter, eRatings generated revenue of $843 and an operating loss of $5,520, and signed 74 new clients to contracts valued at $2,400.

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

The Company reported net income of $32,006 or $0.54 per diluted share, which included a pre-tax charge of $35,252 ($21,856 after-tax) for Operation Leading Edge. In the first nine months of 2000 the results also include $15,147 ($9,391 after-tax) of operating losses related to eRatings, the Company's Internet measurement business. Excluding the aforementioned charges, the Company's after-tax earnings were $63,253, compared with $50,287, before the cumulative effect of a change in accounting in 1999.

Revenue for the nine months ended September 30, 2000 was $1,166,741, an increase of 4.5% from the first nine months of 1999, after a negative $47,616 impact from foreign currency translation. In local currency, revenue advanced 8.8%.

Operating income was $50,099, which included $35,252 of costs for Operating Leading Edge and $15,147 of operating losses for eRatings. Excluding these charges, operating income increased 28% to $100,498 from $78,512 in 1999, reflecting solid performance in the Americas and Asia Pacific.

Other income-net was $1,524, compared with $5,300 in the first nine months of 1999, primarily reflecting higher interest expense on higher borrowings, and the absence of gains from foreign exchange.

The Company's operating results by segment for the nine months ended September 30, 2000 and 1999 are set forth in the table below.

                                                         Operating Revenue              Operating Income
                                                                                             (Loss)
                                                  ------------------------------    -------------------------
                                                      2000             1999             2000         1999
United States                                       $385,327         $352,647         $50,783      $42,782
Canada/ Latin America                                151,449          134,407          22,129       19,889
                                                    ---------        --------         -------      --------
    Total Americas                                   536,776          487,054          72,912       62,671
Europe, Middle East & Africa                         415,496          432,088          12,561       13,947
Asia Pacific                                         213,171          197,420          15,025       11,850
Year 2000 Costs                                           -                -               -        (9,956)
                                                   ----------       ----------        --------     --------
  Subtotal - Regions                               1,165,443        1,116,562         100,498       78,512
ACNielsen eRatings                                     1,298               -          (15,147)          -
                                                   ----------       ----------        --------     --------
  Subtotal                                         1,166,741        1,116,562          85,351       78,512
Operation Leading Edge                                     -               -          (35,252)          -
                                                   ----------       ----------        --------     --------
   Total                                          $1,166,741       $1,116,562         $50,099      $78,512
                                                  ===========      ===========        ========     ========

The following discusses the Company's segment results:

Total Americas revenue increased 10.2% to $536,776 from $487,054. Excluding the negative impact of currency translation of $3,453, revenue increased 10.9%, as the U.S., Canada and Latin America each turned in strong results. Operating income was $72,912, a $10,241 or 16.3% improvement over the prior year. Excluding an $821 negative foreign currency translation impact, due primarily to the devaluation of currencies in Latin America, operating income increased 17.7%.

In the United States, revenue grew 9.3% to $385,327, reflecting an increase in retail measurement services as account-level sales increased 18.8% and consumer panel revenue rose 11.2%. Operating income was $50,783, an increase of $8,001, or 18.7% over the prior year.

In Canada and Latin America, revenue rose 12.7% to $151,449, after absorbing $3,453 in negative foreign currency translation impacts. Revenue advanced 15.2% in local currency reflecting strong growth in Mexico, Canada and Brazil.
Reported operating income increased 11.3% to $22,129 from $19,889. Local currency operating income increased 15.4%, reflecting the higher revenue.

Revenue in EMEA decreased 3.8% to $415,496, from $432,088 in the first nine months of 1999, reflecting a $44,177 negative impact from local currencies weakening against the dollar. In local currency, revenue rose 6.4% reflecting strong increases in the U.K., France and the Nordics. Operating income for the region declined 9.9% to $12,561 from $13,947, which included $2,024 of negative foreign currency translation impact. In local currency, operating income rose 4.6% as strong performances in key markets such as France and the U.K. were offset by a decline in Germany due to difficulties in the transition to MarketTrack.

Asia Pacific's revenue increased 8.0% to $213,171 from $197,420. In local currency, revenue increased 8.0% led by increases in Korea, Greater China, Japan and Indonesia. Operating income rose 26.8% to $15,025 from $11,850 in the prior year. Local currency operating income increased 28.2% reflecting strong results in North Asia and operating efficiencies in Japan, partially offset by a decline in Australia.

In the first nine months of 2000, eRatings spending related to the ongoing rollout of the Nielsen/NetRatings service and other business activities resulted in a $15,147 operating loss. In addition, 200 clients were signed to contracts with a total annualized value of $5,400 during this period.

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

During the quarter ended September 30, 2000, the Company recorded a charge totaling $12,118, before tax, related to Operation Leading Edge. The charge related to the U.S. ($3,809), Canada and Latin America ($684), EMEA ($6,091) and Asia Pacific ($1,534). The charge included $9,473 to create new capabilities by improving the Company's information delivery systems, $2,454 for overhead rationalization and $191 for business closures. The following table details the activity for Operation Leading Edge during the quarter:



                                    Accrual Balance                                   Charged           Accrual
                                     July 1, 2000       Charges       Payments        Against           Balance
                                                                                       Assets      September 30, 2000
                                   ------------------ ------------ ---------------- -------------- --------------------
Severance                                  $ 7,062      $   424       $ (3,163)       $    -               $ 4,323
Business Re-engineering, Design
and Other Costs                              3,099        7,562         (9,315)            -                 1,346

Transition                                      -         1,583         (1,583)            -                    -

Real Estate                                     -           681           (681)            -                    -

Non-Cash                                        -         1,868             -          (1,868)                  -
                                   ------------------ ------------ ---------------- -------------- --------------------

                            Total          $10,161      $12,118       $(14,742)       $(1,868)             $ 5,669
                                   ------------------ ------------ ---------------- -------------- --------------------


Severance charges in the quarter related to the elimination of 68 positions, primarily in Europe, that resulted from business closures and overhead rationalization. Business re-engineering, design and other costs relate primarily to external consultants retained to assist in re-engineering and designing the Company's information processing and content delivery systems. Transition expense represents dual production costs incurred as the Company continues to convert country- level information to a harmonized regional system in Europe and to consolidate production sites in Asia. Non-cash charges in the quarter consisted of $338 for accelerated amortization and $1,530 for impairment losses. Accelerated amortization relates to computer software that will be replaced prior to the end of its normal service period, primarily due to the technology standardization that will result from the redesign of the European information and content delivery systems, and the impairment loss relates to the write-down of long-lived assets that will not be used based on management direction regarding global technological changes that resulted from a review of global business initiatives. Savings realized from the actions taken year-to-date were approximately $1,800 for the quarter ended September 30, 2000.

For the full year of 2000, the Company expects charges totaling $55,000 to $60,000, compared with a previous forecast of $70,000, due to the timing of expenses.

Liquidity and Capital Resources
Nine Months Ended September 30, 2000 and 1999

Net cash provided by operating activities for the nine months ended September 30, 2000 totaled $67,986 compared with $78,115 for the comparable period in 1999. The decrease resulted from lower cash income ($12,363) and increased deferred income taxes ($10,098). These decreases were partially offset by the accrual for Operation Leading Edge in excess of payments for special charges during the period ($10,854) and a lower increase in accounts receivable and other working capital items ($7,254) as compared with the first nine months of 1999.

Net cash used in investing activities was $82,896 for the nine months ended September 30, 2000, compared with $98,825 for the comparable period in 1999. Total cash usage decreased $15,929 as a result of reductions in capital expenditures ($8,868) and computer software additions ($4,510) and other investing ($6,689) partially offset by increased payments for the acquisition of businesses ($4,138). The first nine months included an installment payment of $9,294 for ANR Amer Nielsen Research Limited (fully acquired in 1998), $5,661 for Market Decisions (fully acquired in 1999) and an earnout payment of $10,413 for ACNielsen BASES (acquired in 1998).

Net cash provided by financing activities for the nine months ended September 30, 2000 totaled $11,906, compared with $25,540 for the comparable period in 1999. The decrease in cash provided of $13,634 primarily reflected a decrease in cash proceeds from the sale of stock under option plans ($8,297) and lower short-term borrowings ($5,066).

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

The following table presents the notional amounts, fair values and average exchange rates of the foreign exchange forward contracts outstanding at September 30, 2000 (in thousands of U.S. dollars, except average foreign exchange rates):


                                                                     Average
                                                                     Foreign
                                       Notional      Fair            Exchange
                                       Amounts       Value            Rates
                                     -----------  ------------    -------------
Euro                                     $5,316          $152         1.07327
Japanese yen                              2,081            18       104.5197
Canadian dollars                            888             1         1.5001
Australian dollars                          570             9         1.7258
Mexican Peso                                335           (25)       10.0508
Other                                       720            11
---------------------------------    -----------  ------------
Total                                    $9,910          $166
---------------------------------    -----------  ------------


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the IRI Action contained in Note 8 to the condensed consolidated financial statements of the Company earlier in this report and to the description of such action contained in Part I, Item 3, of the Company's Annual Report on Form 10-K for the 1999 fiscal year. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits.

         (27) Financial Data Schedule (filed electronically)

         (99) Other Exhibits

                   (d) Letter of Undertaking dated August 31, 2000 from Synavant Inc. to R. H. Donnelly Corporation and ACNielsen Corporation.

                   (e) Letter of Undertaking dated September 30, 2000 from The New D&B Corporation (now called The Dun & Bradstreet Corporation) to Nielsen Media Research, Inc. and ACNielsen Corporation.

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ACNIELSEN CORPORATION
                                                        (Registrant)

Date: November  9, 2000                            /s/ Robert J. Chrenc
                                                   -----------------------------
                                                   Robert J. Chrenc
                                                   Executive Vice President
                                                    and Chief Financial Officer



Date: November  9, 2000                            /s/ Michael S. Geltzeiler
                                                   -----------------------------
                                                   Michael S. Geltzeiler
                                                   Senior Vice President
                                                    and Controller